Form 10QSB
period 2007-12-31
Sewell Ventures Inc.
filed 2008-01-31
CIK 1418452

FORM 10-QSB FOR PERIOD ENDING DECEMBER 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                      to

Registration Number 333-147394

SEWELL VENTURES, INC.

(Name of small business issuer in its charter)

DELAWARE	26-1395403
(State of incorporation or organization)	(IRS Identification No.)

1671 Beaver Dam Road
Point Pleasant, NJ 08741

(Address of principal executive offices)

732-612-1141

(Issuer’s telephone number)

N/A

(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

9,200,000 shares of issuer’s common stock, $0.0001 par value, were outstanding at January 28, 2008. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes     No

PART I.    FINANCIAL INFORMATION

Item 1    Financial Statements.

Sewell Ventures, Inc.

(An Exploration Stage Company)
Financial Statements

December 31, 2007
(Unaudited)

Sewell Ventures, Inc
(An Exploration Stage Company)
Balance Sheets

	December 31, 2007 $	September 30, 2007 $
	(Unaudited)
ASSETS
Current assets
Cash	29,989	35,337
Total current assets	29,989	35,337
Mineral property	4,725	4,725
Total assets	34,714	40,062
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	9,607	454
Total current liabilities	9,607	454
Total liabilities	9,607	454
STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding Common shares: $0.0001 par value, 100,00000 authorized, 9,200,000 issued and outstanding	920	920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(24,893)	(10,392)
Total stockholders’ equity	25,107	39,608
Total liabilities and stockholders’ equity	34,714	40,062

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2007 $	Period From April 30, 2007 (inception) to December 31, 2007 $
Expenses
Mineral property expenditures	—	6,814
Office	48	187
Professional fees	12,953	16,392
Transfer agent	1,500	1,500
Net loss	(14,501)	(24,893)
Net loss per share – basic and diluted	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31, 2007 $	Period From April 30, 2007 (inception) to December 31, 2007 $
Cash flows from operating activities
Net loss	(14,501)	(24,893)
Change in operating assets and liabilities
Accounts payables and accrued liabilities	9,153	9,607
Net cash used In operating activities	(5,348)	(15,286)
Cash flows from investing activities
Mineral property acquisition	—	(4,725)
Net cash provided by investing activities	—	(4,725)
Cash flows from financing activities
Proceeds from issuance of common stock	—	50,000
Net cash provided by financing activities	—	50,000
Increase (decrease) in cash	(5,348)	29,989
Cash – beginning of period	35,337	—
Cash – end of period	29,989	29,989
Supplemental cash flow disclosures
Cash paid For:
Interest	—	—
Income tax	—	—

(The accompanying notes are an integral part of these financial statements)

Table of Contents

Sewell Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2007 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

F-2

Item 2.    Management’s Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claim (the ‘‘Goldhawk Property’’) is in the Omineca Mining Division in the Province of British Columbia, Canada are in good standing until July 15, 2008 and have been assigned tenure number 540763 by the Province of British Columbia (the ‘‘Province’’). The Goldhawk Property covers an area of 355.549 hectares. In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,400 by July 15, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $19,100. We plan to commence the first phase in June/July 2008, and expect that the program will take approximately one month to complete. We anticipate covering part of the costs of the program from our existing cash reserve

We anticipate that we will be able to conduct our Phase One exploration on our claims during the 2008 exploration season. The first phase is estimated to cost $19,100 as described below.

Budget — First Phase

Geologist	16 days @ $364/day	$5,824
Prospector	9 days @ $273/day	$2,457
Reporting and sampling	30 samples @ $45 each	$1,350
Transportation	Truck / helicopter	$4,183
Expenses	Camp supplies and communication	$1,716
	Crew costs	$691
	Reporting costs and taxes	$1,170
Contingency		$1,709
Total		$19,100

After completing the exploration program, our consulting geologist will prepare a report discussing the results and conclusions of the program. He will also provide us with a recommendation for additional exploration work on the Goldhawk Property, which may include a soil geochemical survey. We will require additional funding to cover costs associated with a geochemical survey, and anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged. Subject to obtaining funding

Financial Status

As at December 31, 2007, we had a cash balance of $29,989. Our original budget was anticipated to cover Phase One.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•	our ability to raise additional funding;

•	the results of our proposed exploration programs on the mineral property; and

•	our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,000 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $7,000.

Legal Expense Plan

Management expects to incur legal costs of approximately $1,500 per quarter to support three quarterly 10-QSB filings and $3,000 to support one annual 10-KSB filing. In the next twelve months, management anticipates spending approximately $9,000.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. The primary risk that we face over the long term is that the Goldhawk Property Claim may not contain a commercially viable mineral deposit, which will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals. In addition, you should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations.

If we do not obtain additional financing, our business will fail.

Our business plan calls for ongoing expenses in connection with the exploration of the Goldhawk Property. We have not generated any revenue from operations to date.

As of December 31, 2007, we had cash on hand of $29,989. Our business plan calls for significant expenses in connection with the exploration of the Goldhawk Property. We have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,100. If successful, we will need additional funds to complete the next phase of our exploration program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

We do not anticipate generating any revenue for the foreseeable future. Should we require additional funds, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Goldhawk Property. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company.

We may not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

Evaluating our business is difficult because we have not yet commenced business operations.

We were incorporated on April 30, 2007 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Prospectus and have incurred total losses of $24,983 from our incorporation to December 31, 2007. Accordingly, you cannot evaluate our business or our future prospects, due to our lack of operating history. To date, our business development activities have consisted solely of organizational activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations or that our business operations will be profitable

Furthermore, prior to completion of our exploration program, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to continue incurring significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of the Goldhawk Property and any production of minerals from the claim, we will not be able to earn profits or continue operations.

Very few mineral properties are ultimately developed into producing mines.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines. At present, the Goldhawk Property has no known body of commercially viable deposits of mineralization. Most exploration projects do not result in the discovery of commercially viable deposits of mineralization.

Substantial expenditures are required for us to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that we will discover minerals in sufficient quantities to justify commercial operations or that we can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of mined ore, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

Mineral exploration involves a high degree of risk against which we are not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labor disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are risks involved in the operation of mines and the conduct of our exploration program. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our shares of common stock. Additionally, we do not currently maintain insurance against environmental risks relating to the Goldhawk Property.

As we undertake exploration of the Goldhawk Property, we will be subject to certain existing and future government regulations, which may increase the anticipated time and cost of our exploration program and may require permits and licenses that we may be unable to obtain.

There are several governmental regulations that materially restrict the exploration of minerals, including the Mineral Tenure Act of the Province of British Columbia and we may be required to obtain licenses, work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program and there can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to conduct exploration, development and mining operations on the Goldhawk Property.

In addition, our operations may be subject to new environmental regulations promulgated by government agencies from time to time. Environmental legislation provides for restrictions and prohibitions on spills, and release or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. A breach of such legislation may result in the imposition of fines and penalties. Environmental legislation is evolving in a manner which means that standards, enforcement, fines and penalties for non-compliance are more stringent.

Furthermore, certain types of operations require the submission and approval of environmental impact assessments. Environmental impact assessments of proposed projects carry a heightened degree of responsibility for the Company and our directors, officers and consultants. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of our operations. The Company carries no environmental liability insurance.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

We can provide no assurance that we will discover minerals, and even if we discover minerals that a ready market will exist for such minerals. Numerous factors beyond our control may affect the marketability of minerals, including market fluctuations; the proximity and capacity of natural resource markets and processing equipment; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Because access to the Goldhawk Property is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to our mineral claims is restricted to the period between June and October of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.

Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. If we cannot meet deadlines, our business may fail.

If we do not obtain clear title to the Goldhawk Property, our business may fail.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since we are a Delaware corporation we are not legally allowed to hold claims in British Columbia. Accordingly, the Goldhawk Property is being held in trust for us by our Chairman as he is an individual. If we confirm economically viable deposits of gold on the Goldhawk Property, we will incorporate a British Columbia subsidiary to hold title such claim and our Chairman will transfer the Goldhawk Property to the subsidiary. Until we can confirm viable gold deposits, our Chairman is holding the Goldhawk Property in trust for us by means of a trust agreement. However, there could be situations such as the death of our Chairman that could prevent us from obtaining clear title to such claim. If we are unable to obtain clear title to the Goldhawk Property, our business will likely fail and you will lose your entire investment.

If we fail to make required payments or expenditures, we could lose title to the Goldhawk Property.

The Goldhawk Property claim has an expiration date of July 15, 2008. In order to maintain the tenures in good standing we are required to coordinate an agent to perform and record valid exploration work with a value of CDN $4 per hectare in anniversary years 1, 2, and 3 and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of the work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of our title to the Goldhawk Property claim.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all phases. We will compete with many companies possessing greater financial resources and technical facilities for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees. We cannot assure you that we will be able to compete successfully with any of these companies.

Our management has only limited experience in resource exploration.

Our management, while experienced in business operations, has only limited experience in resource exploration. None of our directors or officers has any significant technical training or experience in resource exploration or mining. We rely on the opinions of consulting geologists that we retain from time to time for specific exploration projects or property reviews. As a result of management’s inexperience, we face a greater risk of being unable to achieve profitability or complete our business plan.

There is substantial doubt as to our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern Our business condition, as indicated in our independent accountant’s audit report as at October 30, 2007 for the period ended September 30, 2007, raises substantial doubt as to whether we can continue as a going concern. To date, we have completed only part of our business plan and we cannot assure you that we will be able to generate enough revenue to achieve profitability. At this time, we cannot predict with any degree of certainty the potential success of our business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to retain the services of our President and our Chairman, we may not be able to implement our business plan.

We depend on the services of our President, Jabeen Boga, and our Chairman, Iqbal Boga, and our success depends on the decisions made by Ms. Boga. The loss of the services of either Ms. Boga or Mr. Boga could have an adverse effect on our business, financial condition and results of operations. There is no guarantee that either Ms. Boga or Mr. Boga will not leave us or compete against us in the future, as we presently have no employment agreement with them. In the event we lose the services of either our President, our Chairman or both, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Additionally, we may fail to attract additional qualified personnel. Our failure to attract such qualified personnel or to retain the services of either Ms. Boga or Mr. Boga could have a material adverse effect on our operating results and financial condition.

Because we hold all of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms and may not be able to afford to conduct our planned exploration program.

We hold all of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian dollar, our United States dollar purchasing power in Canadian dollars would also significantly decline. If there is a significant decline in the United States dollar we would not be able to afford to conduct our planned exploration program. We have not entered into derivative instruments to offset the impact of foreign exchange rate fluctuations.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We will require additional capital in order to achieve our business plan. Our most likely source of additional capital will be through the sale of additional shares of common stock. The sale of additional shares of common stock will result in dilution to our existing stockholders and will negatively affect the value of an investor’s shares.

Estimates of proven and probable reserves are uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Mineral producers use feasibility studies to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, and operating costs, and other factors. Actual cash operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. At present, Goldhawk Property has no known body of commercial mineralization.

Risks Relating To Our Common Stock

We have the right to issue up to 25,000,000 shares of ‘‘blank check’’ preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 25,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time. To date, we have not issued any shares of preferred stock. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our common stock and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

Because our directors own 65.2% of our outstanding common stock, they will make and control corporate decisions that may be disadvantageous to minority shareholders.

Our directors collectively own approximately 65.2% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of our directors may differ from the interests of our other stockholders and thus result in corporate decisions that are disadvantageous to our other shareholders.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, therefore, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public, because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and available resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, our common stock is likely to be subject to significant price fluctuations.

Currently, our common stock is not listed on any public market, exchange, or quotation system. Although we are taking steps to have our common stock publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

We are planning to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. (‘‘FINRA’’) on our behalf so as to be able to quote our shares of common stock on the OTC Bulletin Board (which is maintained by the FINRA) commencing upon the effectiveness of our registration statement of which this prospectus is a part. We cannot assure you that such market maker’s application will be accepted by the FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because we will be subject to ‘‘penny stock’’ rules once our shares are quoted on the OTC Bulletin Board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in ‘‘penny stocks’’ are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and ‘‘accredited investors’’ must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the ‘‘SEC’’). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Default Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

a.	Exhibits

Exhibit Number		Description of Exhibit
3	.1*	Articles of Incorporation*
3	.2*	Bylaws*
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SEWELL VENTURES, INC. (Registrant)
Date: January 28, 2007
	By:	/s/ Jabeen Boga
Jabeen Boga Principal Executive Officer Principal Financial Officer and Director