Form 10QSB
period 2008-03-31
Sewell Ventures Inc.
filed 2008-05-06
CIK 1418452

FORM 10-QSB FOR PERIOD ENDING MARCH 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Registration Number 333-147394

SEWELL VENTURES, INC.

(Name of small business issuer in its charter)

DELAWARE (State of incorporation or organization)	26-1395403 (IRS Identification No.)

1671 Beaver Dam Road
Point Pleasant, NJ 08741
(Address of principal executive offices)

732-612-1141
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

9,200,000 shares of issuer’s common stock, $0.0001 par value, were outstanding at April 26, 2008. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I.

FINANCIAL INFORMATION

Item 1 Financial Statement.

Sewell Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	March 31, 2008 $	September 30, 2007 $
	(Unaudited)
ASSETS
Current assets
Cash	15,058	35,337
Total current assets	15,058	35,337
Mineral property	4,725	4,725
Total assets	19,783	40,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	454
Total current liabilities	-	454
Total liabilities	-	454

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding Common shares: $0.0001 par value, 100,00000 authorized, 9,200,000 issued and outstanding	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(30,217)	(10,392)
Total stockholders’ equity	19,783	39,608
Total liabilities and stockholders’ equity	19,783	40,062

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2008 $	For the Six Months Ended March 31, 2008 $	Period From April 30, 2007 (inception) to March 31, 2008 $

Expenses
Mineral property expenditures	-	-	6,814
Office	177	225	364
Professional fees	3,647	16,600	20,039
Transfer agent	1,500	3,000	3,000
Net loss	(5,324)	(19,825)	(30,217)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2008 $	Period From April 30, 2007 (inception) to March 31, 2008 $
Cash flows from operating activities
Net loss	(19,825)	(30,217)

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(454)	-

Net cash used in operating activities	(20,279)	(30,217)

Cash flows from investing activities
Mineral property acquisition	-	(4,725)

Net cash provided by investing activities	-	(4,725)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000

Net cash used in financing activities	-	50,000

Increase (decrease) in cash	(20,279)	15,058

Cash – beginning of period	35,337	-

Cash – end of period	15,058	15,058

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2008
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2007 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Item 2.

Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claim (the “Goldhawk Property”) is in the Omineca  Mining Division in the Province of  British Columbia, Canada are in good standing until July 15, 2008 and have been assigned tenure number 540763 by the Province of British Columbia (the “Province”). The Goldhawk Property covers an area of 355.549 hectares. In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,400 by July 15, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $19,100. We plan to commence the first phase in June/July 2008, and expect that the program will take approximately one month to complete. We anticipate covering part of the costs of the program from our existing cash reserve.

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

Financial Status

As at March 31, 2008, we had a cash balance of $15,058.

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

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Related to Our Business” section of our Form SB-2  dated November 14, 2007, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-QSB.

Risks Related To Our Business

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-KSB for the year ended August 31, 2007, includes a detailed discussion of these factors which have not changed materially from those included in the Form 10-KSB, other than as set forth below.

If we do not obtain additional financing, our business will fail.

Our business plan calls for ongoing expenses in connection with the exploration of the Goldhawk Property. We have not generated any revenue from operations to date.

As of March 31, 2008, we had cash on hand of $15,058. Our business plan calls for significant expenses in connection with the exploration of the Goldhawk Property. Although we do not have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,100, our directors may advance the funds to complete the program. If the results of the program are successful, we will need additional funds to complete the next phase of our exploration program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

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

We were incorporated on April 30, 2007 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Prospectus and have incurred total losses of $30,217 from our incorporation to March 31, 2008.  Accordingly, you cannot evaluate our business or our future prospects, due to our lack of operating history. To date, our business development activities have consisted solely of organizational activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations or that our business operations will be profitable

.

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation*

3.2*	Bylaws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SEWELL VENTURES, INC.
(Registrant)

Date: April 26, 2008

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director