Form 10-Q
period 2008-06-30
Sewell Ventures Inc.
filed 2008-08-14
CIK 1418452

FORM 10-Q FOR PERIOD ENDING JUNE 30, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-147394

SEWELL VENTURES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-1395403 (IRS Employer Identification No.)

1671 Beaver Dam Road
Point Pleasant, NJ 08741

 (Address of principal executive offices)

732-612-1141
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes        No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes    X    No

9,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at August 8, 2008. Registrant has no other class of common equity.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   [X] Yes   [ ] No

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Sewell Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	June 30, 2008 $	September 30, 2007 $
	(Unaudited)
ASSETS
Current assets
Cash	11,871	35,337
Total current assets	11,871	35,337
Mineral property	4,725	4,725
Total assets	16,596	40,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	454
Total current liabilities	-	454
Total liabilities	-	454

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding Common shares: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and outstanding	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(33,404)	(10,392)
Total stockholders’ equity	16,596	39,608
Total liabilities and stockholders’ equity	16,596	40,062

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months Ended June 30, 2008 $	For the Nine Months Ended June 30, 2008 $	Period From April 30, 2007 (inception) to June 30, 2007 $	Period From April 30, 2007 (inception) to June 30, 2008 $

Expenses
Mineral property expenditures	-	-	1,479	6,814
General and administrative	186	3,412	107	3,551
Professional fees	3,000	19,600	-	23,039
Net loss	(3,186)	(23,012)	(1,586)	(33,404)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000	6,261,679

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Cash Flows

 (Unaudited )

	For the Nine Months Ended June 30, 2008 $	Period From April 30, 2007 (inception) to June 30, 2007 $	Period From April 30, 2007 (inception) to June 30, 2008 $
Cash flows from operating activities
Net loss	(23,012)	(1,586)	(33,404)

Change in operating assets and liabilities
Prepaid expenses	-	(2,985)	-
Accounts payables and accrued liabilities	(454)	-	-
Due to related parties	-	9,278	-

Net cash provided by (used in) operating activities	(23,466)	4,707	(33,404)

Cash flows from investing activities
Mineral property acquisition	-	(4,725)	(4,725)

Net cash used in investing activities	-	(4,725)	(4,725)

Cash flows from financing activities
Proceeds from issuance of common stock	-	23,000	50,000

Net cash provided by financing activities	-	23,000	50,000

Increase (decrease) in cash	(23,466)	22,982	11,871

Cash – beginning of period	35,337	-	-

Cash – end of period	11,871	22,982	11,871

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
June 30, 2008
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2007 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2:  Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management plans to raise cash from public or private debt or equity financing on an as needed basis and in the longer term, to generate revenues from the acquisition, exploration and development of mineral interests, if found. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time.

Item 2.

Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of  British Columbia, Canada was in good standing until July 15, 2008 and we have staked new claim adjacent as a replacement. The Goldhawk Property covers an area of 177.83 hectares.

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $19,100. Due to unavailability of professional geologist or engineers, specifically Mr. Ostler, we plan to commence the first phase in June/July 2009, and expect that the program will take approximately one month to complete. We anticipate covering part of the costs of the program from our existing cash reserve.

We anticipate that we will be able to conduct our Phase One exploration on our claims during the 2008 exploration season. The first phase is estimated to cost $19,100.

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

Results of Operations

We did not earn any revenues for the three months ended June 30, 2008 and from inception on April 30, 2007 to June 30, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $3,186 for the three months ended June 30, 2008, and total operating expenses in the amount of $33,404 from inception on April 30, 2007.  These operating expenses comprised mainly of accounting and legal expenses of $3,000 for the three months ended June 30, 2008.

Liquidity and Capital Resources

As at June 30, 2008, we had a cash balance of $11,871.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,000 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $7,000.

Legal Expense Plan

Management expects to incur legal costs of approximately $500 per quarter to support three quarterly 10-Q filings and $1,000 to support one annual 10-K filing. In the next twelve months, management anticipates spending approximately $2,500.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Related to Our Business” section of our Form SB-2  dated November 14, 2007, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q,

Off-Balance Sheet Arrangements

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

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

 We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Date: August 13, 2008

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director