Form 10-K
period 2008-09-30
Sewell Ventures Inc.
filed 2008-12-22
CIK 1418452

FORM 10-K FOR PERIOD ENDING SEPTEMBER 30, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION s13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-147394

SEWELL VENTURES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-1395403 (IRS Employer Identification No.)

1671 Beaver Dam Road
Point Pleasant, NJ 08741

 (Address of principal executive offices)

732-612-1141
(Registrant’s telephone number)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act                 Yes [   ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act                 Yes [   ]   No [X].

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes        No   X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes    X    No

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 9,200,000 common shares at $0.03* = $276,000. (* - last price at which the Corporation offered stock for sale under its S-1 registration statement.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,200,000 common shares issued and outstanding as of December 8, 2008.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]    No [X]

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to shareholders; (2) Any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

Exhibits incorporated by reference are referred under Part IV.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   [X] Yes   [ ] No

TABLE OF CONTENTS

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Part II
Item 5	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures

Item 9B	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty.

A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sierra" mean Sierra Ventures, Inc. unless otherwise indicated.

PART I

Item 1. Description of Business.

Overview

We were incorporated on April 30, 2007 in the state of Delaware. We have no subsidiaries and no affiliated companies.   Our principal offices are located at 1671 Beaver Dam Road, Point Pleasant, NJ 08742. Our telephone number is 732-612-1141.

There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our Current Business – Mineral Exploration

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim covering 355.549 hectares (878.2 acres). In August 2007, we retained an independent mining engineer to prepare a technical report on the property. Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of British Columbia, Canada was in good standing until July 15, 2008 and we have staked new claim adjacent as a replacement. The Goldhawk Property covers an area of 177.83 hectares.

On September 17, 2008, our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres) for $143.  The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

Since we became a reporting company it is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   We have no website at this time.

Our Proposed Exploration Program – Plan of Operation

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $20,000. Due to unavailability of professional geologist or engineers, specifically Mr. Ostler, we plan to commence the first phase in June/July 2009, and expect that the program will take approximately one month to complete. We anticipate covering part of the costs of the program from our existing cash reserve. We will require additional funding to cover costs associated with a geochemical survey, and anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged.

We also plan to review our Sewell 1Property and at the initial we intend to retain an independent professional mining engineer, to prepare a technical report on the property, budgeted at $5,000.

We have further information about our property, please see Item 2, Property.

Item 1A Risk Factors

Risks Associated with Sewell Ventures, Inc., Our Financial Condition and Our Business Model

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

We are a development stage corporation, lack a business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on April 30, 2007 and we have not started our proposed business or realized any revenues. We have no business history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $43,188. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to find a profitable exploration property;

•

our ability to generate revenues; and

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur losses in future periods. This will happen because there are expenses associated with the exploration of our optioned property. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Furthermore, prior to completion of our exploration program, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to continue incurring significant losses in the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our property and any production of minerals from the claim, we will not be able to earn profits or continue operations.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

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

We require substantial funds merely to determine if mineral reserves exist on our optioned property.

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our plans on these exploration properties will involve the consideration and evaluation of several significant factors including, but not limited to:

•

Costs of bringing the property into production including exploration work, preparation of production feasibility studies and construction of production facilities;

•

Availability and costs of financing;

•

Ongoing costs of production;

•

Market prices for the products to be produced;

•

Environmental compliance regulations and restraints; and

•

Political climate and/or governmental regulation and control.

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

If we do not obtain additional financing, our business will fail.

As of September 30, 2008, we had cash on hand of $10,118. We anticipate that we will need to incur significant expenses in connection with the exploration of the Goldhawk Property and Sewell 1 Claim, plus company operation expenses. Although we do not have sufficient funds to conduct the planned exploration programs, which we estimated to cost $24,000, our directors may advance the funds to complete the program. If the results of the program are successful, we will need additional funds to complete the next phase of our exploration program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

We do not anticipate generating any revenue for the foreseeable future. Should we require additional funds, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Goldhawk Property. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company.

We may not be able implement our plans without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

As we undertake exploration of our property, we will be subject to certain existing and future government regulations, which may increase the anticipated time and cost of our exploration program and may require permits and licenses that we may be unable to obtain.

There are several governmental regulations that materially restrict the exploration of minerals, including the Mineral Tenure Act of the Province of British Columbia and we may be required to obtain licenses, work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program and there can be no assurance that we will be able to obtain all necessary licenses and permits that may be required to conduct exploration, development and mining operations.

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

If we do not obtain clear title to the Goldhawk Property or Sewell 1 Claim, our business may fail.

 Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since we are a Delaware corporation we are not legally allowed to hold claims in British Columbia. Accordingly, the Goldhawk Property and Sewell 1 Claims are being held in trust for us by our Chairman as he is an individual. If we confirm economically viable deposits of gold on the claims, we will incorporate a British Columbia subsidiary to hold title such claim and our Chairman will transfer the claims to the subsidiary. Until we can confirm viable gold deposits, our Chairman is holding the claims in trust for us by means of a trust agreement. However, there could be situations such as the death of our Chairman that could prevent us from obtaining clear title to such claim

If we fail to make required payments or expenditures, we could lose title to our Property.

In order to maintain the tenures in good standing we are required to coordinate an agent to perform and record valid exploration work with a value of CDN $4 per hectare in anniversary years 1, 2, and 3 and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of the work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of our title to the claims.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern Our business condition, as indicated in our independent accountant’s audit report as at November 21, 2008 for the period ended September 30, 2008, raises substantial doubt as to whether we can continue as a going concern. To date, we have completed only part of our business plan and we cannot assure you that we will be able to generate enough revenue to achieve profitability. At this time, we cannot predict with any degree of certainty the potential success of our business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to retain the services of our President and our Chairman, we may not be able to implement our business plan.

We depend on the services of our President, Jabeen Boga, and our Chairman, Iqbal Boga, and our success depends on the decisions made by Ms. Boga. The loss of the services of either Ms. Boga or Mr. Boga could have an adverse effect on our business, financial condition and results of operations. There is no guarantee that either Ms. Boga or Mr. Boga will not leave us or compete against us in the future, as we presently have no employment agreement with them. In the event we lose the services of our President, our Chairman or both, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Additionally, we may fail to attract additional qualified personnel. Our failure to attract such qualified personnel or to retain the services of either Ms. Boga or Mr. Boga could have a material adverse effect on our operating results and financial condition.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

 Our management team devotes approximately 24 hours per month, to our business.  As a consequence of the limited devotion of time to the affairs of our Company expected from management, our business may suffer.  For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

Because our directors and major shareholders own 65.2% of our outstanding common stock, they will make and control corporate decisions that may be disadvantageous to minority shareholders.

Our directors and major shareholders collectively own approximately 65.2% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of our directors may differ from the interests of our other stockholders and thus result in corporate decisions that are disadvantageous to our other shareholders.

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

Currently, our common stock is not listed on any public market, exchange, or quotation system. Although we have taken steps to have our common stock publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the OTC Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the OTC Bulletin Board, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

We have identified a market maker to file an application with the Financial Industry Regulatory Authority, Inc. (‘‘FINRA’’) on our behalf so as to be able to quote our shares of common stock on the OTC Bulletin Board (which is maintained by the FINRA) commencing upon the effectiveness of our registration statement of which this prospectus is a part. We cannot assure you that such market maker’s application will be accepted by the FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Our common stock is classed as a “penny stock”. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in transactions involving a “penny stock.” The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules may discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-K for the fiscal year ended after December 15, 2009, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. Public Corporation Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, our management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

We have not yet commenced compiling the system and process documentation and performing the evaluation needed to comply with Section 404 due to the high costs and challenges. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, we may identify one or more material weaknesses in our internal control over financial reporting, in which case we may not be able to assert that our internal controls are designed and operating effectively. If we are unable to assert that our internal control over financial reporting is effective as of December 15, 2009 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons.

Because we are small and poorly capitalized, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests on the optioned property. In particular, we may not:

•

spend as much money as we would like to explore the property on which we own or share mining interests;

•

devote the time we would like to explore the property on which we own or share mining interests.;

•

rent the quality of equipment we would like to have for exploration;

•

have the number of people working on the property on which we own or share mining interests that we would like to have.

By limiting our operations, it may take longer and cost more to explore our optioned property and decrease the likelihood of finding minerals, if they exist.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our principal office is located at 1671 Beaver Dam Road, Point Pleasant, NJ. Our principal office is provided b at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We have two mineral properties, namely Goldhawk Property in the Omineca Mining Division in the Province of British Columbia, Canada and Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia

Our goal in exploration is to ascertain whether it possesses economic quantities of polymetallic veins. We cannot assure you that any economical mineral deposits exist until appropriate exploration work is completed. Even if we complete our proposed exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Goldhawk Property, Omineca Mining Division, British Columbia, Canada

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim covering 355.549 hectares (878.2 acres).. Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of British Columbia, Canada was in good standing until July 15, 2008 and we have staked new claim adjacent as a replacement. The Goldhawk Property covers an area of 177.83 hectares.

In August 2007, we retained John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd., an independent professional geoscientist to prepare a technical report on the property.

Property description and locations

The Goldhawk Property consists of one mineral claim (Tenure No: 588901) located in the Omineca Mining Division of the Cassiar Land District of British Columbia, Canada (the ‘‘Goldhawk Property’’). The Goldhawk Property covers 177.832 hectares.

There are no legal uncertainties regarding the area covered by the Goldhawk Property. There is no private land or aboriginal homeland on or adjacent to the Goldhawk Property. There are no known environmental liabilities. No permits have been applied for or acquired for the proposed work.

Geological Report

We retained the services of John Ostler, M.Sc., P.Geo., a professional mining engineer, to complete an evaluation of the Goldhawk Property and to prepare a geology report on the claim.

Mr. Ostler is a consulting geologist who graduated from the University of Guelph, in Ontario where he obtained his Bachelor of Arts degree in Geography (Geomorphology) and Geology in 1973 and he is a graduate of Carleton University of Ottawa, Ontario, where he obtained his Master of Science in Geology in 1977. Mr. Ostler is a registered as Professional Geoscientist with the Association of Professional Engineers and Geoscientists of British Columbia. Mr. Ostler has been engaged in the study and practice of the geological profession for more than 35 years.

Based on his review, Mr. Ostler recommends an initial investigative phase followed by a multi-phase program of exploration on the Goldhawk Property. The first phase of exploration will consist of prospecting, geological mapping and sampling. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of mineralization. Geological mapping consists of our consulting geologist and his assistant recording the types, mineralogy, and orientations of structures present in the rocks exposed on the property, and gathering rock, soil, and sediment samples from property areas with the most potential to host economically significant mineralization. Samples will be sent to a laboratory where they will be crushed and analyzed for metal content.

Results from field work will be augmented by past exploration results to produce a synthesis of all relevant exploration results that can be used to determine the course of subsequent exploration and development of the mineral potential of the property. We anticipate covering part of the costs of the program from our existing cash reserve. The first phase is estimated to cost $19,100 consisting mostly of geologist fees, transportation and costs, assaying and reporting costs.

After completing the exploration program, our consulting geologist will prepare a report discussing the results and conclusions of the program. He will also provide us with a recommendation for additional exploration work on the Goldhawk Property, which may include a soil geochemical survey. We will require additional funding to cover costs associated with a geochemical survey, and anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged. Subject to obtaining funding, we expect to commence the second phase of exploration on the Goldhawk Property in the fall of 2008.

Accessibility, climate, local resources, infrastructure and physiography

Climate

Late April is the driest month in the Goldhawk Property area. The wettest month is June. Average annual precipitation is 21.17 inches (537.8 mm) of which 12.64 inches (321.1 mm) falls as rain and 95.7 inches (243.1 cm) or a water equivalent of 9.6 inches (243.1 mm) falls as snow. The property is clear of snow from May to October.

Access to the Property

Johanson Lake is located about 3 miles (5 km) south of the Goldhawk Property area. The lake can be accessed from the British Columbian highway system from Vanderhoof through Fort St. James. Vanderhoof is located on British Columbia Highway 16 between Prince George and Prince Rupert. Highway 16 is in the main east-west rail and road corridor in northern British Columbia. British Columbia Highway 27 is a paved road that extends northward from for 37.8 miles (62 km) from Vanderhoof to Fort St. James.

North of Fort St. James, British Columbia Highway 27 is an all-weather gravel road that is maintained as a secondary highway to the unincorporated villages of Manson Creek and Germansen Landing located about 128 miles (210 km) north of Fort St. James. Each village hosts a gas station and general store and rental cabins. North of Germansen Landing the road is referred to as the North Road. For many years, it terminated west of Johanson Lake about 3 miles (5 km) south of the Goldhawk Property. Recently, it has been extended to the Kemess mine site operated by Northgate Minerals Corporation. Heavy highway trucks travel this road continually throughout the year and it is of sufficient quality to support 2-wheel drive traffic.

Fort St. James is the closest supply and service center to the Goldhawk Property area that can support surface exploration programs. Although the helicopter bases at Smithers to the southwest and McKenzie to the southeast are somewhat closer to the property area than the helicopter base at Fort St. James, Fort St. James offers the site greater efficiency to operate trucking and air support for an exploration program.

Topography, elevation and vegetation

The Goldhawk Property is located in the upper part of a broad glacial valley where streams feeding Wrede Creek descend northward across mostly low-lying marshy areas. The areas immediately south and west of the property are occupied by a group of cirques, two of which contain small glacial tarns (ponds). This area is in the Wrede Range, a subdivision of the Swannell Ranges of the Omineca Mountains in north-central British Columbia.

Elevations on the Goldhawk Property range from 4,905 ft (1,495 m) at marsh around Wrede Creek at the northern boundary of the Goldhawk claim to about 6,365 ft (1,940 m) on the promontory at the property’s western boundary.

Adequate fresh water for mining purposes could be drawn by gravity from the small lakes located 4.3 miles (7 km) along contour northwest of the property on the northern fork of Wrede Creek.

The southwestern part of the Goldhawk Property is above tree line where alpine grasses, sedges and flowers grow on steep slopes among numerous rock outcrops. The rest of the property covers the mostly till-covered valley floor around the south fork of Wrede Creek where slopes are gentle and terrain is marshy. The landscape is partly covered with a stunted near-alpine forest of mostly balsam fir and spruce. The timber in the property area is of insufficient size and quality for mining timber.

Soil profiles on the central part of the Goldhawk Property are typical of those found throughout this part of the Swannell Ranges. Profiles are sufficiently well developed for soil geochemical surveys to be successful in identifying areas of anomalous metal concentrations. Soil surveys have been conducted successfully during previous exploration programs in the Goldhawk Property area.

Geological Setting

Regional Geology

Jurassic rocks around the Goldhawk Property area were deposited in the Omineca Genticline, a trough that formed southwest of the North American craton after deformation and unroofing of Triassic-age strata during the Inklinian Orogeny. The trough hosted the outpouring of marine volcanic flows, pyroclastics, and sediments which became the rocks of the Early Jurassic-age Telkwa Formation of Hazelton Group. Fossils from Hazelton Group sedimentary strata dated from 200 to 167 million years ago, indicating that deposition of Hazelton-Group rocks in northern British Columbia progressed throughout and after the Inklinian Orogeny.

Rocks underlying the Goldhawk Property belong to the Quesnellia stratigraphic-tectonic terrain. In this region of British Columbia, Quesnelia consists principally of the Takla Group, a sequence of island arc volcanic and lesser sedimentary rocks, which include numerous sub-volcanic plutons. These rocks of Late Triassic to Middle Jurassic age, were obducted onto the margin of the North American continent, and then intruded by Cretaceous (post-accretion) plutons. Quesnellia hosts several important classes of mineral deposits in British Columbia, such as alkaline porphyry gold-copper (Mt. Milligan, Mt. Polley, Afton, Copper Mountain); calc-alkaline porphyry copper (Highland Valley), porphyry molybdenum (Boss Mountain), and intrusive-related gold. The Sustut epigenetic stratabound copper deposit, and the Kucho Creek volcanogenic massive sulphide deposits, occurs in Takla-like rocks near the Quesnellia Margin.

Regional Geophysics

The Goldhawk Property is located in an area of relatively low regional magnetism near the southwestern flank of an aeromagnetic high that is centered on exposures of Takla Group volcanic rocks. There are no disturbances in the total magnetic field related to any mineralization on the Goldhawk Property.

Deposit Types

All of the mineralization presently known on the Goldhawk Property is hosted by shear-related gold-bearing quartz veins in intermediate to mafic volcanic rocks. These veins are associated with northwesterly trending shear zones. These may have developed during the Jurassic-age Nassian Orogeny. The gold-bearing structures in the Goldhawk Property area resemble greenstone related gold veins.

Sewell 1 Claim, Similameen Mining Division, British Columbia, Canada (the “Sewell 1 Claim”)

On September 17, 2008, our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres) for $143.  The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

Mineral property exploration is typically conducted in phases.  We have not yet commenced the initial phase of exploration on the U.S. Rambler Project, however, our based on our research, the goal in exploration of the US Rambler Project is to ascertain whether it possesses economic quantities of polymetallic veins.  We cannot assure you that any economical mineral deposits exist in the U.S. Rambler Project until appropriate exploration work is completed.

Property description and locations

The Sewell 1 Claim consists of one mineral claim located in the New Westminster, Similkameen Mining Division of British Columbia, Canada. The Sewell 1 Claim is located approximately 140 km east of Vancouver and 23 km east-northeast of Hope and consists of 17 cells totaling an area of 357.2 hectares (882.6 acres).  The U.S. Rambler showing is located on the northwest corner of the Sewell 1 Claim.

A logging road up Dewdney Creek provides access to the northwest corner of the mineral claim.  Much of the area has been logged.

Accessibility, climate, local resources, infrastructure and physiography

The Sewell 1 Claim is located within the Hozameen Range, which is characterized by high, rugged mountains separated by narrow, deeply incised valleys.  The Sewell 1 Claim is situated on the western slope of Summit Mountain and on the headwaters of Dewdney Creek.  Elevations on the mineral claim range from 900 meters in the northwest corner, to over 1700 meters on the southeastern portion.  The area is forested with fir, spruce and cedar trees.

The mineral claim is accessible from the Coquihalla Highway at the Carolin Mine turnoff, approximately 21-road kilometers northeast of Hope.  From the highway turnoff, another 12 kilometers is traveled along a logging road up Dewdney Creek.  The lower part of the logging road is in good condition, but the remainder has several poor sections.  A four-wheel drive vehicle is required to travel the latter part of the road.

The city of Hope is the closest major population center.  Traveling by car, the Sewell 1 Claim is located about 33 kilometers from Hope.  Vancouver is about 150 kilometers east of Hope.

Snow normally covers the claims from the end of September to late June.

The lower part of the valley along Dewdney Creek has been logged.  The Upper slopes of the valley are partly logged in areas.

History

The general area of the Sewell 1 Claim was explored intermittently from the late 1800’s to the present.  Most of the exploration and mining activity was concentrated on Treasure Mountain located to the east of the Sewell 1 Claim.

The U.S. Rambler showing is located on the northeast corner of the Sewell 1 Claim.  The U.S. Rambler showing is first mentioned in the 1913 British Columbia Mines Annual Report.  A 15-meter adit was driven in the bedded quartzite.

Two of the minor shear zones are located on the Sewell 1 Claim. One of the shear zones is believed to be the U.S. Rambler showing. The other shear zone is located to the south of the U.S. Rambler showing along the south fork of Dewdney Creek.

In 1987, a two-day reconnaissance geological mapping program was conducted on the Argentum Mineral Claim (expired) by Silver Saddle Mines Limited.  A portion of the program was done on the Sewell 1 Claim. Conclusions from the program are as follows:

While no mineralized zones were observed in the area traversed, it is concluded that Argentum claim has the potential for hosting silver-bearing base metal veins similar to those on Treasure Mountain. An Exploration program is recommended.  (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, Geological Branch Assessment Report 17,117)

Geological Setting

The area is underlain by Lower-Middle Jurassic Dewdney Creek Formation (Ladner Group) tuffaceous sediments comprised of volcanic sandstone, siltstone, tuff, and argillite with interlayered fossiliferous limestone.  These rocks are separated from the Lower-Upper Cretaceous Pasayten Group sediments to the east, by the major northwest trending Chuwanten fault.

The U.S. Rambler showing occurs in bedded quartzite which strikes 015 degrees. There is minor shearing along the bedding planes.  The rock is altered and oxidized with extensive limonitic staining. Vein filling along these shears is comprised mainly of altered hostrock and contains disseminated pyrite, galena and sphalerite.  (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW045, Capsule Geology).

The U.S. Rambler showing has a vein, stockwork type deposit similar to the nearby past producing Summit and Treasure Mountain mines.  The origin of the deposits is classified as hydrothermal and epigenetic, with carbonate and chloritic alteration.  The polymetallic veins contain silver, lead, zinc and minor amounts of gold.

 Plan of Operation

We plan to retain the services of an independent mining engineer to prepare a technical report along with an exploration program. Proposed budget for the technical report is $5,000.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environmental laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

During the current year, no matters were brought before the securities holders for voted thereon.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are not quoted or traded on any electronic or other trading system. There is no public market for our common shares. We have identified a market maker who has filed a Form 211 application to allow it to be quoted on the OTCBB.  There is no assurance that such a quotation will ever occur.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

On November 15, 2008 the shareholders' list of our common shares showed 36 registered shareholders holding 9,200,000 shares; there are no shares held by broker-dealers.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in the State of Delaware on April 30, 2007 as Sewell Ventures, Inc. and established a fiscal year end of September 30. We are a start-up, exploration-stage Company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim covering 355.549 hectares (878.2 acres). In August 2007, we retained an independent mining engineer to prepare a technical report on the property.

On September 17, 2008, our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres) for $143.  The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

Results of Operations

	Year Ended
	September 30
	2008	2007
Revenue	$-	$-
Operating Expenses	$32,796	$10,392
Net Profit (Loss)	$(32,796)	$(10,392)

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended September 30, 2008 and 2007 are outlined in the table below:

	Year Ended September 30
	2008	2007
Professional Fees	$22,100	$3,439
General and administration costs	5,828	139
Mineral property costs	4,868	6,814
TOTAL	$32,796	$10,392

During the year ended September 30, 2008 we incurred operating expenses of $32,796 as compared to $10,392 for the last year and a total of $43,188 for the period from inception on April 30, 2007 to September 30, 2008. The increase in the current year’s spending can be attributed to our Company moving forward with its business plan, namely to allow the Company to be quoted on the OTCBB. The costs incurred can be further subdivided into the following categories.

Professional fees: we incurred $22,100 in professional fees for the fiscal year ended on September 30, 2008 as compared to $3,439 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 report and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to April 30, 2007 we have incurred $25,539 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

General and administrative expenses: we incurred $5,828 in comparison to $139 in the past year. For the period April 30, 2007 (inception) through September 30, 2008 a total of $5,967 has been spent. The increase relates to miscellaneous expenditures.

Mineral property costs: We have incurred a total of $11,682 from the period April 30, 2007 (inception) through September 30, 2008. This category will vary from year to year dependent on the exploration activities of the Company.

Research and development: we have not incurred any expenses for research and development since inception on April 30, 2007.

Compensation: No compensation costs were incurred for the fiscal year ended on September 30, 2008 and none were incurred in the previous fiscal year which ended on September 30, 2007. From inception to September 30, 2008 there have been no charges to the compensation account.

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

At the end of the fiscal year under review, September 30, 2008 and as of the date of this report, we had 9,200,000 common shares issued and outstanding.

Liquidity and Capital Resources

As at September 30, 2008, we had a cash balance of $10,118.

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

Use of Proceeds

Net cash provided by financing activities from inception on April 30, 2007 to September 30, 2008 was $50,000 as a result of proceeds received from the sale of our common stock.  As at September 30, 2008, we had a cash balance of $10,118 and $3,306 in accounts payables. From April 30, 2007 to September 30, 2008, the following table indicates how those proceeds have been spent to date:

Professional Fees	$24,539
Office Expenses	3,661
Mineral property expenditures	11,682
Total Use of Proceeds to September 30, 2008	$39,882

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008 - 2009. Management projects that we may require $55,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$15,000
Goldhawk Property: Phase I exploration program	20,000
Sewell 1 Claim: technical study	5,000
Working Capital	15,000
Total	$55,000

As at September 30, 2008 we had a working capital surplus of $6,812. We need to raise the additional capital as required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern because our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above. Accordingly, we will require additional financing in order to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due. We are pursuing various alternatives to meet our immediate and long-term financial requirements.

We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by  LLB & Associates Ltd., LLP for the audited financial statements for the year ended September 30, 2008 and the periods from April 30, 2007 (inception) through September 30, 2008 and 2007 is included herein immediately preceding the audited financial statements.

Our audited financial statements are included following the signature page to this Form 10K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

As of September 30, 2008, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008. As a result of this assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Iqbal Boga	59	Chairman and Director
Jabeen Boga	23	President, Secretary, Treasurer and Director
Jahangir Hussaini	46	Director

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. During the past year, our president, Ms. Boga and Mr. Boga, Chairman, spent approximately 6 hours per week on the affairs of our Company. For the coming year, it is anticipated that time commitment and requirement will remain approximately the same.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Iqbal Boga has served as our Chairman and Director since our inception in April 2007. From 1993 to 2006, he has served as the founder and manager of I.J. Boga, Chartered Accountant, a public accounting firm. Since September 1995, Mr. Boga had served as the Chief Financial Officer of Kakanda Development Corp., a 27-year-old Canadian-based and listed mining concern, which on January 19, 2007, split into two companies: Otish Energy Inc. (OEI.V), and KDC Energy Ltd. Until May 2008, Mr. Boga also serves as a director and Chief Financial Officer of Otish Energy Inc., which assumed all the assets of Kakanda Development. Mr. Boga also currently serves as a director of KDC Energy. Since April 1996, he has served as the Director and Secretary of CZM Capital Corp. (CZM.V), where he has also served as Chief Financial Officer since February 1999. Since April 29, 2006, he has served as Director and Chief Financial Officer of Mosquito Consolidated Gold Mines Limited (MSQ.V). From February 2005 to March 2007, he served as the President, Chief Financial Officer and Secretary of Shea Development Corp. (SDLP.OB). Mr. Boga obtained his Chartered Accountant designation while specializing in the resource sector at the international accounting firm of KPMG. In 1972, Mr. Boga obtained his Bachelor of

Science (Honors) in Chemistry from the University of London, England and his Bachelor of Commerce (Honors) from the University of Windsor, Canada in 1977. Iqbal Boga is the father of Jabeen Boga.

Jabeen Boga has served as our President, Secretary, Treasurer and a Director since our inception in April 2007. Since April 2007, Ms. Boga has served as a human resource coordinator for KPMG, Chartered Accountants’ Vancouver and Calgary offices. From February 2006 to December 2007, Ms. Boga provided consulting services to CZM Capital Corp. (CZM.V), a mineral property acquisition and development firm. From September 2003 to April 2007, Ms. Boga was a business faculty student at Simon Fraser University. From June 2002 to September 2002, Ms. Boga was a customer service representative at Ambelside Pavilion, a restaurant in Vancouver, British Columbia, Canada. Ms. Boga obtained her Bachelor of Business Administration (with honors) from Simon Fraser University, Canada. Jabeen Boga is the daughter of Iqbal Boga.

Jahangir Hussaini has served as our Director since our inception in April 2007. Since 1997, Mr. Hussaini has worked for Xantrex Technology Inc. (XTX.T) as an inventory and shopping agent. He obtained his Masters of Science degree in Education and Sociology at the Moscow State Pedagogical Institute in 1986. Jahangir Hussaini is Iqbal Boga’s brother-in-law.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons have had any of the following events occur:

•

a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

•

being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Since our Company has not commenced trading on the OTC, neither Iqbal Boga nor Jabeen Boga has filed as a reporting person as at September 30, 2008.

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. Our Code of Business Conduct and Ethics Program is attached to this 10-K.

Audit Committee and Audit Committee Financial Expert

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a)(15) of the Rules of FINRA, even though such definitions do not currently apply to us because we are not listed on NASDAQ. Iqbal Boga, the Chairman of our Board of Directors is our President’s father, and therefore not ‘‘independent.’’ Jabeen Boga, serves as our President, Secretary and Treasurer, and therefore is not ‘‘independent’’ under this rule. Jahangir Hussaini, our other director, is ‘‘independent’’ under this rule.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

We have adopted a formal written Audit Committee Charter which is attached to this 10-K.

Web Site

We do not maintain a Web site.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2008 and 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($)	Total Compen- sation
Jabeen Boga President & Director	2007 2008	$0 $0	$0 $0	$0 $0	Nil Nil	$0 $0	$0 $0
Iqbal Boga Chairman & Director	2007 2008	$0 $0	$0 $0	$0 $0	Nil Nil	$0 $0	$0 $0

Ms. Jabeen Boga nor Mr. Iqbal Boga have received no compensation for their time or services rendered to our Company and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business

 (c) Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SAR”) known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or directors other than those disclosed in this report. There are no compensation plans or arrangements, including payments to be made by our Company, with respect to the officers, directors, employees or consultants that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants. There are no arrangements for directors, officers or employees that would result from a change-in-control.

(h) Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

(i) Family Relationships

Iqbal Boga, the Chairman of our Board of Directors is our President’s father and brother-in-law of Jahangir Hussaini, Company’s director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Title of Beneficial Owner(a)	Amount of Beneficial Ownership	Percentage
Jabeen Boga, President, Treasurer, Secretary and Director	3,000,000	32.6%
Iqbal Boga, Director and Chairman of Board	2,000,000	27.7%
Jahangir Hussaini, Director	1,000,000	10.9%

a.

The persons named above may be deemed to be a “parent” and “promoter” of Sewell, within the meaning of such terms under the Securities Act by virtue of their direct and indirect stock holdings.

b.

The persons named above do not have any specified rights to acquire, within sixty (60) days of the date of this report any options, warrants or rights and no conversion privileges or other similar obligations exist.

 (b) Security Ownership of Management

The above table sets forth the names of each of our directors and officers and their respective holdings. All directors and officers hold office until our next annual general meeting of shareholders or until a successor is appointed.

The directors, officers and other members of management of our Company, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 65.2% of the total issued and outstanding securities of Sierra as of September 30, 2008.

There are no outstanding stock options.

(c) Equity Compensation Plans

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

(d) Changes in Control

We do not anticipate at this time any changes in control of Sewell. There are no arrangements either in place or contemplated which may result in a change of control of Sewell. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2008 and for fiscal year ended September 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2008	September 30, 2007
Audit Fees	$9,800	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,800	Nil

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years for professional services for the audit of Sewell’s annual financial statements and the review included in Sewell’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $9,800

Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was nil

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was nil.

All Other Fees: During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed above.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are presented after the signature of this document

(b)	Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)
3.2	Bylaws (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

(10)	Others
10.1*	Audit Committee charter presented after the Financial Statements of this document
10.2 *	Code Of Business Conduct & Ethics and Compliance presented after the Audit Committee Charter of this document

(31)	Section 302 Certification
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certification
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEWELL VENTURES, INC.
(Registrant)

Date:

December 8, 2008

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SEWELL VENTURES, INC.
(Registrant)

Date:

December 8 2008

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director

Exhibit 10.1

AUDIT COMMITTEE CHARTER

OF

SEWELL VENTURES INC.

(a Delaware Corporation)

Resolved that the charter and powers of the Audit Committee of the Board of Directors (the “Audit Committee”) shall be:

•

Overseeing that management has maintained the reliability and integrity of the accounting policies and financial reporting disclosure practices of the Company;

•

Overseeing that management has established and maintained processes to assure that an adequate system of internal control is functioning within the Company;

•

Overseeing that management has established and maintained processes to assure the compliance by the Company with all applicable laws, regulations and Company policy; and

•

Audit Committee members are all members of the Board of Directors

RESOLVED, that the Audit Committee shall have the following special powers and duties;

1.

Holding such regular meetings as may be necessary and such special meetings as may be called by the Chairman of the Audit Committee or at request of the independent accountants;

2.

Reviewing the performance of the independent accountants and making recommendation to the Board of Directors regarding the appointment or termination of the independent accountants;

3.

Conferring with the independent accountants concerning the scope of their examination of the books and records of the Company; reviewing and approving the Company’s internal audit charter, annual audit plans and budgets; directing the special attention of the Auditors to specific matters or areas deemed by the committee or the auditors to be of special significant; and authorizing the auditors to perform such supplement reviews or audits as the Committee may deem desirable;

4.

Reviewing with the management, the independent accountants’ significant risks and exposures, audit activities and significant audit findings;

5.

Reviewing the range and cost of audit and non-audit services performed by the independent accountants;

6.

Reviewing the Company’s audited annual financial statement and the independent accountants’ opinion rendered with respect to such financial statements, including reviewing the nature and extent of any significant changes in accounting principles of the application therein;

7.

Obtaining from the independent accountants their recommendations regarding internal controls and other matters relating to the accounting procedures and the books and records of the Company and reviewing the correction of controls deemed to be deficient;

8.

Providing an independent, direct communication between the Board of Directors and the independent accountants

9.

Reviewing the programs and policies of the Company designed to ensure compliance with applicable laws and regulations and monitoring the results of these compliance efforts;

10.

Reporting through its Chairman to the Board of Directors following the meetings of the Audit Committee;

11.

Maintaining minutes or other records of meetings and activities of the Audit Committee;

12.

Reviewing the powers of the Committee annually and reporting and making recommendations to the Board of Directors on these responsibilities;

13.

Conducting or authorizing investigations into any matters within the Audit Committee’s scope of responsibilities. The Audit Committee shall be empowered to retain independent counsel, accountants, or others to assist it in the conduct of any investigation;

14.

Considering such other matters in relation to the financial affairs of the Company and its accountants and in relation to the external audit of the Company as the Audit Committee may, in its discretion, determine to be advisable.

Exhibit 10.2 - Code of Ethics

SEWELL VENTURES INC.

CODE OF ETHICS

FOR CHIEF EXECUTIVE, FINANCIAL AND OTHER OFFICERS

Sewell Ventures Inc. (the “Company”) is seeking to establish ethical conduct in its financial management and reporting. The Company’s Code of Business Conduct and Ethics and Compliance Program outlines the fundamental principles of legal and ethical business conduct as adopted by the Board of Directors of the Company.

As a Company that hopes to eventually seek a quotation on the Over-the-Counter Bulletin Board, it is essential that the Company's filings with the Securities and Exchange Commission are accurate, complete and understandable.

Senior financial officers hold an important and elevated role in this process. This Code applies to:

(i)

the Chief Executive Officer, the President, the Chief Financial Officer, Chief Accounting Officer and the Secretary Treasurer of the Company, and

(ii)

any other persons that may be designated by the Board of Directors (each, a “Senior Officer”.

Each Senior Officer shall:

1.

Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.

Provide the Board of Directors with information that is accurate, complete, objective, relevant, timely and understandable.

3.

Comply with laws, rules and regulations of federal, state and local governments and regulatory agencies.

4.

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing his or her independent judgment to be subordinated.

5.

Respect the confidentiality of information acquired in the course of his or her work at the Company except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of his or her work will not be used for personal advantage.

6.

Share knowledge and maintain skills important and relevant to the Company's needs.

7.

Proactively promote ethical behavior within the Company.

8.

Promote responsible use of and control over all Company assets and resources.

9.

Disclose information required to be included in periodic reports filed with the Securities and Exchange Commission or required to be provided to any other governmental entity fully and fairly and in an understandable manner.

Violations of this Code of Ethics may subject a Senior Officer to disciplinary action, ranging from a reprimand to dismissal and possible criminal prosecution.

Each Senior Officer shall certify each year that such Officer has not violated this Code and is not aware of any violations of the Code that have not been reported to the Board of Directors.

This Code may be amended, modified or waived by the Board of Directors, subject to the disclosure and other provisions of the Securities Exchange Act of 1934, and the rules there under.

SEWELL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sewell Ventures, Inc.
(An Exploration Stage Company)
Point Pleasant, NJ

We have audited the accompanying balance sheets of Sewell Ventures, Inc. ("the Company")as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008 and for each of the periods from April 30, 2007 (Inception) through September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sewell Ventures, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended September 30, 2008 and for each of the  periods of April 30, 2007 (Inception) through September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
November 21, 2008

Sewell Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	September 30, 2008 $	September 30, 2007 $

ASSETS
Current assets
Cash	10,118	35,337
Total current assets	10,118	35,337
Mineral property	-	4,725
Total assets	10,118	40,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	3,306	454
Total current liabilities	3,306	454
Total liabilities	3,306	454

STOCKHOLDERS’ EQUITY

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding Common stock: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and outstanding	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(43,188)	(10,392)
Total stockholders’ equity	6,812	39,608

Total liabilities and stockholders’ equity	10,118	40,062

(The accompanying notes are an integral part of these financial statements)

 Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Operations

	For the Year Ended September 30, 2008 $	Period From April 30, 2007 (inception) to September 30, 2007 $	Period From April 30, 2007 (inception) to September 30, 2008 $

Expenses
Mineral property expenditures	4,868	6,814	11,682
General and administrative	5,828	139	5,967
Professional fees	22,100	3,439	25,539
Net loss	(32,796)	(10,392)	(43,188)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000	8,275,163

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended September 30, 2008 $	Period From April 30, 2007 (inception) to September 30, 2007 $	Period From April 30, 2007 (inception) to September 30, 2008 $
Cash flows from operating activities
Net loss	(32,796)	(10,392)	(43,188)
Adjustment to reconcile to net cash provided by operating activities
Mineral property impairment	4,868	-	4,868

Change in operating assets and liabilities
Accounts payables and accrued liabilities	2,852	454	3,306

Net cash used in operating activities	(25,076)	(9,938)	(35,014)

Cash flows from investing activities
Mineral property acquisition	(143)	(4,725)	(4,868)

Net cash used in investing activities	(143)	(4,725)	(4,868)

Cash flows from financing activities
Proceeds from issuance of common stock	-	50,000	50,000

Net cash provided by financing activities	-	50,000	50,000

Increase (decrease) in cash	(25,219)	35,337	10,118

Cash – beginning of period	35,337	-	-

Cash – end of period	10,118	35,337	10,118

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Stockholders’ Equity

	Common Shares Outstanding	Common Shares $	Additional Paid-in Capital $	Deficit Accumulated during the exploration stage $	Total stockholders’ equity $

Balance, April 30, 2007(inception)	-	-	-	-	-

Common stock issued for cash	9,200,000	920	49,080	-	50,000

Net loss	-	-	-	(10,392)	(10,392)

Balance, September 30, 2007	9,200,000	920	49,080	(10,392)	39,608

Net loss for the year				(32,796)	(32,796)

Balance September 30, 2008	9,200,000	920	49,080	(43,188)	6,812

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2008

1.    NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Delaware on April 30, 2007 and is a start-up, exploration stage company. The Company has acquired mineral properties located in the Province of British Columbia, Canada, but has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will not be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $43,188 as at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is an “exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7, and is subject to compliance with Statement of Financial Accounting Standards No. 7 (SFAS No. 7), Accounting and Reporting by Development Stage Companies. The Company is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 30, 2007 (date of inception) to September 30, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration Costs

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

The beneficial owner holds the right to the claims which give him or his designated agent the right to mine and recover all of the metals contained within the surface boundaries of the lease vertically downward. In the event he were to grant another deed which is subsequently registered prior to the Company’s deed, the third party would obtain good title and the Company would have nothing.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, ‘‘Foreign Currency Translation’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying amounts of cash and current liabilities approximate fair value due to the short maturity of these instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company has adopted SFAS no 109, “Accounting for Income Taxes” as of inception. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.  At September 30, 2008 and 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, ‘‘Earnings per Share’’ which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Special purpose entities

The Company does not have any off-balance sheet financing activities.

Stock-based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.” The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Impairment or Disposal of Long-Lived Assets

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 30, 2007 (date of inception) through September 30, 2008.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2008

3.    MINERAL INTEREST

Goldhawk Property, British Columbia, Canada

The Company owns a 100% undivided right, title and interest in and to the ‘‘Goldhawk Property’’ located in the province of British Columbia, Canada. The Company’s Chairman, Iqbal Boga, purchased the rights on behalf of the Company, and was reimbursed for the acquisition cost of $4,725. Mr. Boga holds the claims on behalf of the Company. Property exploration costs of $6,814 were expensed in the period ended September 30, 2007.  In November 2008, the Company, on recommendation of an independent consultant, decided not to proceed with its exploration program.

Sewell Property, British Columbia, Canada

In September 2008, the Company owns a 100% undivided right, title and interest in and to the ‘‘Sewell Property’’ located in the province of British Columbia, Canada. , Mr. Boga staked the property on behalf of the Company, and was reimbursed for the staking cost of $143. Mr. Boga has agreed to contribute the claims to Sewell Ventures in order for the Company to mine these claims. However, as of September 30, 2008, the claims were still in Mr. Boga’s name The claims will be transferred to the Company at the shareholder’s basis when the Company determines it is economical to mine the claims.

4.    CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share.

During the year ended September 30, 2007, the Company issued 9,200,000 shares of common stock for total proceeds of $50,000:

	Number of Shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on May 7, 2007	6,000,000	$6,000
Pursuant to issuance of common ($0.005 each) on May 15, 2007	1,200,000	6,000
Pursuant to issuance of common ($0.01 each) on June 15, 2007	1,100,000	11,000
Pursuant to issuance of common ($0.03 each) on July 20, 2007	900,000	27,000
Balance, September 30, 2008 and 2007	9,200,000	$50,000

At September 30, 2008, there were no outstanding stock options or warrants.