Form 10-Q
period 2008-12-31
Sewell Ventures Inc.
filed 2009-02-10
CIK 1418452

FORM 10-Q FOR PERIOD ENDING DECEMBER 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

9,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at January 30, 2009. Registrant has no other class of common equity.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   [X] Yes   [ ] No

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Sewell Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2008 $	September 30, 2008 $
	(unaudited)

ASSETS
Current assets
Cash	3,229	10,118
Total current assets	3,229	10,118
Total assets	3,229	10,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	1,800	3,306
Shareholders advances payable	1,593	-
Total current liabilities	3,393	3,306
Total liabilities	3,393	3,306

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock:  $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and                                   outstanding as of  December 31, 2008 and September 30, 2008, respectively

	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(50,164)	(43,188)
Total stockholders’ equity (deficit)	(164)	6,812

Total liabilities and stockholders’ equity (deficit)	3,229	10,118

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	Three Months Ended December 31, 2008 $	Three Months Ended December 31, 2007 $	Period From April 30, 2007 (inception) to December 31, 2008 $

Expenses
Mineral property expenditures	-	-	11,682
General and administrative	2,176	1,548	8,143
Professional fees	4,800	12,953	30,339
Net loss	(6,976)	(14,501)	(50,164)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

 (Unaudited)

	Three Months Ended December 31, 2008 $	Three Months Ended December 31, 2007 $	Period From April 30, 2007 (inception) to December 31, 2008 $
Cash flows from operating activities
Net loss	(6,976)	(14,501)	(50,164)
Adjustment to reconcile to net cash provided by operating activities
Mineral property impairment	-	-	4,868

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(1,506)	9,153	1,800
Net cash used in operating activities	(8,482)	(5,348)	(43,496)

Cash flows from investing activities
Mineral property acquisition	-	-	(4,868)

Net cash used in investing activities	-	-	(4,868)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	50,000
Proceeds from shareholders advances payables	1,593		1,593
Net cash provided by financing activities	1.593	-	51,593

Increase (decrease) in cash	(6,889)	(5,348)	3,229

Cash – beginning of period	10,118	35,337	-

Cash – end of period	3,229	29,989	3,229

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
December 31, 2008
(Unaudited)

Note 1:

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2008 included in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Certain 2007 items have been reclassified to conform to 2008 presentation.

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

Note 3:

Related Party Advances Payable

As of December 31, 2008 the Company received $1,593 from shareholders of the Company. These advances are unsecured and non-interest bearing.

Item 2.

Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

We were incorporated on April 30, 2007 in the state of Delaware. We have no subsidiaries and no affiliated companies.   Our principal offices are located at 1671 Beaver Dam Road, Point Pleasant, NJ 08742. Our telephone number is 732-612-1141.

We have two mineral properties, namely Goldhawk Property in the Omineca Mining Division in the Province of British Columbia, Canada and Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia.

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim covering 355.549 hectares (878.2 acres). Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of British Columbia, Canada was in good standing until July 15, 2008 and we have staked new claim adjacent as a replacement. The Goldhawk Property covers an area of 177.83 hectares. For financial statement presentation purposes, the Company has written the property off in the balance sheet.

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

We also plan to review our Sewell 1 Property and at the initial we intend to retain an independent professional mining engineer, to prepare a technical report on the property, budgeted at $5,000.

Results of Operations

We did not earn any revenues for the three months ended December 31, 2008 and from inception on April 30, 2007 to December 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended December 31, 2008, we incurred operating expenses in the amount of $6,976 which mainly comprised of professional fees totaling $4,800 and filing fees totaling $1,936. For the three months ended December 31, 2007, we incurred operating expenses in the amount of $14,501 which mainly comprised of professional fees totaling $12,953 and transfer agent fees totaling $1,500. From inception on April 30, 2007 to December 31, 2008, we have incurred operating expenses totaling in the amount of $50,164.

Liquidity and Capital Resources

As at December 31, 2008, we had a cash balance of $3,229.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, our business will fail.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have included an explanatory paragraph in their audit opinion for the November 21, 2008 financial statements that raises substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Legal Expense Plan

Management expects to incur legal costs and filing fees of approximately $500 per quarter to support three quarterly 10-Q filings and $1,000 to support one annual 10-K filing. In the next twelve months, management anticipates spending approximately $2,500.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Related to Our Business” section of our Form SB-2  dated November 14, 2007, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

Controls and Procedures over Financial Reporting

Additionally, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Date: January 30, 2009

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director