Form 10-Q
period 2009-03-31
Sewell Ventures Inc.
filed 2009-05-01
CIK 1418452

FORM 10-Q FOR PERIOD ENDING MARCH 31, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

9,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at April 30, 2009. Registrant has no other class of common equity.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   [X] Yes   [ ] No

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Sewell Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	March 31, 2009 $	September 30, 2008 $
	(unaudited)

ASSETS
Current assets
Cash	3,212	10,118
Total current assets	3,212	10,118
Total assets	3,212	10,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	4,318	3,306
Shareholders advances payable	1,793	-
Total current liabilities	6,111	3,306
Total liabilities	6,111	3,306

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock:  $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and                                   outstanding as of  March 31, 2009 and September 30, 2008, respectively

	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(52,899)	(43,188)
Total stockholders’ equity (deficit)	(2,899)	6,812

Total liabilities and stockholders’ equity (deficit)	3,212	10,118

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months		For the Six Months		Period From April 30, 2007 (inception) to
	Ended March 31		Ended March 31		March 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Expenses
Mineral property expenditures	-	-	-	-	11,682
General and administrative	322	1,677	2,498	3,225	8,465
Professional fees	2,413	3,647	7,213	16,600	32,752
Net loss	(2,735)	(5,324)	(9,711)	(19,825)	(52,899)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000	9,200,000	9,200,000

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

 (Unaudited)

	For the Six Months		Period From April 30, 2007 (inception) to
	Ended March 31,		March 31,
	2009	2008	2009
	$	$	$
Cash flows from operating activities
Net loss	(9,711)	(19,825)	(52,899)
Items not involving cash:
Mineral property impairment	-	-	4,868
Change in operating assets and liabilities
Accounts payables and accrued liabilities	1,012	(454)	4,318
Net cash used In operating activities	(8,699)	(20,279)	(43,713)

Cash flows from investing activities
Mineral property acquisition	-	-	(4,868)
Net cash provided by investing activities	-	-	(4,868)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	50,000
Proceeds from shareholders advances payables	1,793	-	1,793
Net cash provided by financing activities	1,793	-	51,793

Net increase (decrease) in cash	(6,906)	(20,279)	3,212

Cash – beginning of period	10,118	35,337	-

Cash – end of period	3,212	15,058	3,212

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2009
(Unaudited)

Note 1:

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2008 included in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 3:

Shareholders Advances Payable

As of March 31, 2009 the Company received $1,793 from shareholders of the Company. These advances are unsecured and non-interest bearing.

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

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $20,000. Due to unavailability of professional geologist or engineers, specifically Mr. Ostler, we plan to commence the first phase in June/July 2009, and expect that the program will take approximately one month to complete. We had anticipated to cover major part of the costs of the program from our existing cash reserve, but based on financial position we will require additional funding to cover costs associated with a geochemical survey. We anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged.

We also plan to review our Sewell 1 Property. As a first step, we intend to retain an independent professional mining engineer, to prepare a technical report on the property, budgeted at $5,000.

Results of Operations

We did not earn any revenues for the three months ended March 31, 2009 and from inception on April 30, 2007 to March 31, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended March 31, 2009, we incurred operating expenses in the amount of $2,735 which mainly comprised of professional fees totaling $2,413. For the three months ended March 31, 2008, we incurred operating expenses in the amount of $5,324 which mainly comprised of professional fees totaling $3,647 and transfer agent fees totaling $1,500.

For the six months ended March 31, 2009, we incurred operating expenses in the amount of $9,711 which mainly comprised of professional fees totaling $7,213. For the six months ended March 31, 2008, we incurred operating expenses in the amount of $19,825 which mainly comprised of professional fees totaling $16,600. From inception on April 30, 2007 to March 31, 2009, we have incurred operating expenses totaling in the amount of $52,899.

Liquidity and Capital Resources

As at March 31, 2009, we had a cash balance of $3,212.

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

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our December 31, 2008 Form 10-K, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

Date: April 30, 2009

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director