Form 10-Q
period 2009-06-30
Sewell Ventures Inc.
filed 2009-07-16
CIK 1418452

FORM 10-Q FOR PERIOD ENDING JUNE 30, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes    X    No

9,200,000 shares of registrant’s common stock, $0.0001 par value, were outstanding at July 15, 2009. Registrant has no other class of common equity.

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements.

Sewell Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	June 30, 2009 $	September 30, 2008 $
	(unaudited)

ASSETS
Current assets
Cash	693	10,118
Total current assets	693	10,118
Total assets	693	10,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	2,518	3,306
Shareholders advances payable	4,018	-
Total current liabilities	6,536	3,306
Total liabilities	6,536	3,306

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock:  $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding
Common stock: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and                                   outstanding as of  June 30, 2009 and September 30, 2008, respectively

	- 920	- 920
Additional paid-In capital	49,080	49,080
Deficit accumulated during the exploration stage	(55,843)	(43,188)
Total stockholders’ equity (deficit)	(5,843)	6,812

Total liabilities and stockholders’ equity (deficit)	693	10,118

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Operations

 (Unaudited)

	For the Three Months		For the Nine Months		Period From April 30, 2007 (inception) to
	Ended June 30		Ended June 30		June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Expenses
Mineral property expenditures	-	-	-	-	11,682
General and administrative	1,444	168	3,941	3,412	9,909
Professional fees	1,500	3,000	8,714	19,600	34,252
Net loss	(2,944)	(3,186)	(12,655)	(23,012)	(55,843)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000	9,200,000	9,200,000

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

 (An Exploration Stage Company)

Statements of Cash Flows

 (Unaudited)

	For the Nine Months		Period From April 30, 2007 (inception) to
	Ended June 30,		June 30,
	2009	2008	2009
	$	$	$
Cash flows from operating activities
Net loss	(12,655)	(23,012)	(55,843)
Items not involving cash:
Mineral property impairment	-	-	4,868
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(788)	(454)	2,518
Net cash used In operating activities	(13,443)	(23,466)	(48,457)

Cash flows from investing activities
Mineral property acquisition	-	-	(4,868)
Net cash provided by investing activities	-	-	(4,868)

Cash flows from financing activities
Proceeds from common stock issued for cash	-	-	50,000
Proceeds from shareholders advances payables	4,018	-	4,018
Net cash provided by financing activities	4,018	-	54,018

Net increase (decrease) in cash	(9,425)	(23,466)	693
Cash – beginning of period	10,118	35,337	-

Cash – end of period	693	11,871	693

Supplemental cash flow information:
Cash paid for:
- Interest	−	−	−
- Income tax	−	−	−

(See Notes to the Financial Statements)

Sewell Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements
June 30, 2009
(Unaudited)

Note 1:

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended September 30, 2008 included in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

Note 3:

Shareholders Advances Payable

As of June 30, 2009 the Company received $4,018 from shareholders of the Company. These advances are unsecured and non-interest bearing.

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

Results of Operations

We did not earn any revenues for the three months ended June 30, 2009 and from inception on April 30, 2007 to June 30, 2009. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

For the three months ended June 30, 2009, we incurred operating expenses in the amount of $2,944 which mainly comprised of professional fees totaling $1,500. For the three months ended June 30, 2008, we incurred operating expenses in the amount of $3,186 which mainly comprised of professional fees totaling $3,000.

For the nine months ended June 30, 2009, we incurred operating expenses in the amount of $12,655 which mainly comprised of professional fees totaling $8,714. For the nine months ended June 30, 2008, we incurred operating expenses in the amount of $23,012 which mainly comprised of professional fees totaling $19,600. From inception on April 30, 2007 to June 30, 2009, we have incurred operating expenses totaling in the amount of $55,843.

Liquidity and Capital Resources

As at June 30, 2009, we had a cash balance of $693.

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

Professional fees

We expect to incur approximately $9,000 in professional fees to support our 10-Q quarterly filings and annual 10-K filing.

Risks and Uncertainties

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations. “Risk Factors” section of our September 30, 2008 Form 10-K, includes a detailed discussion of these factors which have not changed materially from those included in this Form 10-Q.

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

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken

PART II - OTHER INFORMATION

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

Date: July 15, 2009

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director