Form 10-K
period 2009-09-30
Sewell Ventures Inc.
filed 2009-11-18
CIK 1418452

FORM 10-K FOR PERIOD ENDING SEPTEMBER 30, 2009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 9,200,000 common shares issued and outstanding as of November 12, 2009.

Documents Incorporated By Reference:  None

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

As used in this annual report, the terms "we", "us", "our", and "Dolat" mean Dolat Ventures, Inc. unless otherwise indicated.

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

Our Current Business – Mineral Exploration

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim. In August 2007, we retained an independent mining engineer to prepare a technical report on the property. Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of British Columbia, Canada and is in good standing until July 20, 2010. The Goldhawk Property covers an area of 159.98 hectares.

Our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres).  The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

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

Our Proposed Exploration Program – Plan of Operation

Our initial plan as filed in our SB-2 registration statement on November 14, 2007, calls for performing exploration work on the Goldhawk Property of approximately $20,000. Due to unavailability of professional geologist or engineers, specifically Mr. Ostler, we plan to commence the first phase in June/July 2010, and expect that the program will take approximately one month to complete. We anticipate covering part of the costs of the program from our existing cash reserve. We will require additional funding to cover costs associated with a geochemical survey, and anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged.

We also plan to review our Sewell 1Property and at the initial we intend to retain an independent professional mining engineer, to prepare a technical report on the property, budgeted at $5,000.

We have further information about our property, please see Item 2, Property.

Item 1A Risk Factors

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

Our principal office is located at 1671 Beaver Dam Road, Point Pleasant, NJ. Our principal office is provided b at no cost. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

We have two mineral properties, namely Goldhawk Property in the Omineca Mining Division in the Province of British Columbia, Canada and Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia. These properties are held by Mr. Boga on our behalf.

Name	Claim Number	Good Standing	Hectares
Goldhawk	608663	July 20, 2010	159.98
Sewell 1	636963	September 18, 2010	357.24

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

Goldhawk Property, Omineca Mining Division, British Columbia, Canada

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim. Our mineral claim (the “Goldhawk Property”) is in the Omineca Mining Division in the Province of British Columbia, Canada is in good standing until July 20, 2010. The Goldhawk Property covers an area of 159.98 hectares.

In August 2007, we retained John Ostler, M.Sc., P. Geo. of Cassiar East Yukon Expediting Ltd., an independent professional geoscientist to prepare a technical report on the property.

Property description and locations

The Goldhawk Property consists of one mineral claim (Tenure No: 608663) located in the Omineca Mining Division of the Cassiar Land District of British Columbia, Canada (the ‘‘Goldhawk Property’’). The Goldhawk Property covers 59.98 hectares.

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

After completing the exploration program, our consulting geologist will prepare a report discussing the results and conclusions of the program. He will also provide us with a recommendation for additional exploration work on the Goldhawk Property, which may include a soil geochemical survey. We will require additional funding to cover costs associated with a geochemical survey, and anticipate raising such funding through the sale of our common stock, although we currently do not have any specific financing arranged. Subject to obtaining funding, we expect to commence the second phase of exploration on the Goldhawk Property in the early fall of 2010.

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

Sewell 1 Claim, Similameen Mining Division, British Columbia, Canada (the “Sewell 1 Claim”)

On September 17, 2008, our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres).  The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 1, 2009 our shares have been listed for trading on the OTC Electronic Bulletin Board (OTCBB). The symbol is SEWE. There has been no active trading of our securities, and, therefore, no high and low bid pricing.

The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

On November 12, 2009, the shareholders' list of our common shares showed 36 registered shareholders holding 9,200,000 shares; there are no shares held by broker-dealers. 6,000,000 shares are owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Our common shares are issued in registered form. Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Holders

As of September 30, 2009, 9,200,000 shares of common stock were issued and outstanding.  There are approximately 36 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section 15 (g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance hereunder.

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended September 30, 2009.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	13,395	32,796
Net loss	13,395	32,796
Loss per share (basic and diluted)	(0.00)	(0.00)

Balance Sheet Information:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Working capital (deficit)	$(6,583)	6,812
Total assets	595	10,118
Total liabilities	7,178	3,306
Accumulated Deficit	(56,583)	(43,188)
Stockholders’ equity (deficit)	(6,583)	6,812

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

On July 21, 2007, our Chairman, Iqbal Boga, acquired a claim for a property called the Goldhawk Property on our behalf whereby we acquired a 100% interest in a map-staked claim. In August 2007, we retained an independent mining engineer to prepare a technical report on the property.

On September 17, 2008, our Chairman, Iqbal Boga, on our behalf, staked a mineral claim called the Sewell 1 Claim in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia whereby we acquired a 100% interest in a map-staked claim. The property has a project is called the U.S. Rambler Project an exploration target.  We intend to retain an independent professional mining engineer, to prepare a technical report on the property.

Results of Operations

	Year Ended
	September 30
	2009	2008
Revenue	$-	$-
Operating Expenses	$13,395	$32,796
Net Loss	$13,395	$32,796

Revenue

We have not earned any revenues since our inception.

Expenses

Our operating expenses for the year ended September 30, 2009 and 2008 are outlined in the table below:

	Year Ended September 30
	2009	2008
Professional Fees	$8,714	$22,100
General and administration	4,474	5,828
Mineral property expenditures	207	4,868
TOTAL	$13,395	$32,796

During the year ended September 30, 2009 we incurred operating expenses of $13,395 as compared to $32,796 for the prior year and a total of $56,583 for the period from inception on April 30, 2007 to September 30, 2009. The decrease in the current year’s spending compare to the prior year is attributed to the Company having completed the SB-2 filing with SEC and having the Company quoted on the OTCBB. The costs incurred can be further subdivided into the following categories.

Professional fees: we incurred $8,714 in professional fees for the fiscal year ended on September 30, 2009 as compared to $22,100 for the previous fiscal year. Decreased costs as compared to the past year is due to the completion of the filing of an SB-2 report in the previous year which included legal, accounting and filing expenses. From inception to April 30, 2007 we have incurred $34,253 in professional fees mainly spent on legal and accounting matters. This expense category will vary depending on corporate capital raising activities.

General and administrative expenses: we incurred $4,474 in comparison to $5,828 in the past year. For the period April 30, 2007 (inception) through September 30, 2009 a total of $10,441 has been spent.

Mineral property costs: We have incurred a total of $11,889 from the period April 30, 2007 (inception) through September 30, 2009. This category will vary from year to year dependent on the exploration activities of the Company.

Research and development: we have not incurred any expenses for research and development since inception on April 30, 2007.

Compensation: No compensation costs were incurred for the fiscal year ended on September 30, 2009 and none were incurred in the previous fiscal year which ended on September 30, 2008. From inception to September 30, 2009 there have been no charges to the compensation account.

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

At the end of the fiscal year under review, September 30, 2009 and as of the date of this report, we had 9,200,000 common shares issued and outstanding.

Liquidity and Capital Resources

As at September 30, 2009, we had a cash balance of $595.

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

Use of Proceeds

Net cash provided by financing activities from inception on April 30, 2007 to September 30, 2009 was $57,153 as a result of proceeds received from the sale of our common stock for $50,000 and shareholder advances in the amount of $7,153.  As at September 30, 2009, we had a cash balance of $595, $25 in accounts payables and $7,153  in advances from shareholders. From April 30, 2007 to September 30, 2009, the following table indicates how those proceeds have been spent to date:

Professional Fees	$34,253
General and Administrative	10,441
Mineral property expenditures	11,889
Total Use of Proceeds to September 30, 2008	$56,583

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010. Management projects that we may require $55,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$15,000
Goldhawk Property: Phase I exploration program	20,000
Sewell 1 Claim: technical study	5,000
Working Capital	15,000
Total	$55,000

As at September 30, 2009 we had a working capital deficit of  $6,583. We need to raise the additional capital as required to meet the balance of our estimated funding requirements for the next twelve months primarily through the issuance of other privately placed securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Going Concern

We are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet obligations arising from normal business operations when they become due. Therefore, in their report on our audited financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Item 8. Financial Statements and Supplementary Data

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Registered Public Accounting Firm issued by LLB & Associates Ltd., LLP for the audited financial statements for the year ended September 30, 2009 and 2008 and the period from April 30, 2007 (inception) through September 30, 2009 as well as each of the years ended September 30, 2009 and 2008 is included herein immediately preceding the audited financial statements.

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

As of September 30, 2009, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2009. As a result of this assessment, management concluded that, as of September 30, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Name	Age	Position
Iqbal Boga	60	Chairman and Director
Jabeen Boga	24	President, Secretary, Treasurer and Director
Jahangir Hussaini	47	Director

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

Iqbal Boga has served as our Chairman and Director since our inception in April 2007. From 1993 to 2006, he has served as the founder and manager of I.J. Boga, Chartered Accountant, a public accounting firm. Since 1999, he has served as the Director, CFO and Secretary of CZM Capital Corp. (CZM.V). Since April 2009, Mr. Boga has   also served as Chief Financial Officer of Nova Ventures Corp. Since September 1995, Mr. Boga had served as the Chief Financial Officer of Kakanda Development Corp.., which on January 19, 2007, split into two companies: Otish Energy Inc. (OEI.V), and KDC Energy Ltd. Until May 2008, Mr. Boga also served as a director and Chief Financial Officer of Otish Energy Inc., which assumed all the assets of Kakanda Development. Mr. Boga also currently serves as a director of KDC Energy. From 2006 to 2008, he has served as Director and Chief Financial Officer of Mosquito Consolidated Gold Mines Limited (MSQ.V). From February 2005 to March 2007, he served as the President, Chief Financial Officer and Secretary of Shea Development Corp. (SDLP.OB). Mr. Boga obtained his Chartered Accountant designation while specializing in the resource sector at the international accounting firm of KPMG. In 1972, Mr. Boga obtained his Bachelor of Science (Honors) in Chemistry from the University of London, England and his Bachelor of Commerce (Honors) from the University of Windsor, Canada in 1977. Iqbal Boga is the father of Jabeen Boga.

Jabeen Boga has served as our President, Secretary, Treasurer and a Director since our inception in April 2007. Since April 2007, Ms. Boga has served as a human resource coordinator for KPMG, Chartered Accountants’ Vancouver and Calgary offices. From February 2006 to December 2007, Ms. Boga provided consulting services to CZM Capital Corp. (CZM.V), a mineral property acquisition and development firm. From September 2003 to April 2007, Ms. Boga was a business faculty student at Simon Fraser University where she obtained her Bachelor of Business Administration (with honors) from Simon Fraser University, Canada. Jabeen Boga is the daughter of Iqbal Boga.

Jahangir Hussaini has served as our Director since our inception in April 2007. Since 1997, Mr. Hussaini has worked for Xantrex Technology Inc. as an inventory and shopping agent. He obtained his Masters of Science degree in Education and Sociology at the Moscow State Pedagogical Institute in 1986. Jahangir Hussaini is Iqbal Boga’s brother-in-law.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence

Our determination of independence of directors is made using the definition of ‘‘independent director’’ contained under Rule 4200(a) (15) of the Rules of FINRA, even though such definitions do not currently apply to us because we are not listed on NASDAQ.

Employees

We have no employees other than Jabeen Boga.

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

We have adopted a formal written Audit Committee Charter.

Web Site

We do not maintain a Web site.

Item 11. Executive Compensation

(a) General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2009 and 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

(b) Summary Compensation Table

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($)	Total Compen- sation
Jabeen Boga President & Director	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	Nil Nil Nil	$0 $0 $0	$0 $0 $0

Iqbal Boga Chairman & Director	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	Nil Nil Nil	$0 $0 $0	$0 $0 $0

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

Name and Title of Beneficial Owner(a)	Amount of Beneficial Ownership	Percentage
Jabeen Boga, President, Treasurer, Secretary and Director	3,000,000	32.6%
Iqbal Boga, Director and Chairman of Board	2,000,000	21.7%
Jahangir Hussaini, Director	1,000,000	10.9%

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

The directors, officers and other members of management of our Company, as a group beneficially own, directly or indirectly, 6,000,000 of our common shares, representing 65.2% of the total issued and outstanding securities of Sierra as of September 30, 2009.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2009 and for fiscal year ended September 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2009	September 30, 2008
Audit Fees	$9,350	$9,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$9,350	$9,500

Audit Fees: The aggregate fees billed by the independent accountants for the last two fiscal years are for professional services for the audit of Sewell’s annual financial statements and the review of our Form 10-Q and other services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements.

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

November 12, 2009

By: /s/ Jabeen Boga

Jabeen Boga
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SEWELL VENTURES, INC.
(Registrant)

Date:

November 12 2008

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

SEPTEMBER 30, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sewell Ventures, Inc.
(An Exploration Stage Company)
Point Pleasant, NJ

We have audited the accompanying balance sheets of Sewell Ventures, Inc. (the “Company”) as of September 30, 2009 and  2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and for the period from April 30, 2007 (Inception) through September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sewell Ventures, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period of April 30, 2007 (Inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP

Houston, Texas

November 9, 2009

Sewell Ventures, Inc

(An Exploration Stage Company)

Balance Sheets

	September 30, 2009 $	September 30, 2008 $

ASSETS
Current assets
Cash	595	10,118
Total current assets	595	10,118
Total assets	595	10,118

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	25	3,306
Shareholders advances	7,153	-
Total current liabilities	7,178	3,306
Total liabilities	7,178	3,306

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: $0.0001 par value, 25,000,000 authorized, 0 issued and outstanding Common stock: $0.0001 par value, 100,000,000 authorized, 9,200,000 issued and outstanding	- 920	- 920
Additional paid-in capital	49,080	49,080
Deficit accumulated during the exploration stage	(56,583)	(43,188)
Total stockholders’ equity (deficit)	(6,583)	6,812

Total liabilities and stockholders’ equity (deficit)	595	10,118

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Operations

	For the Year Ended September 30, 2009 $	For the Year Ended September 30, 2008 $	Period From April 30, 2007 (inception) to September 30, 2009 $

Expenses
Mineral property expenditures	207	4,868	11,889
General and administrative	4,474	5,828	10,441
Professional fees	8,714	22,100	34,253
Net loss	(13,395)	(32,796)	(56,583)

Net loss per share – basic and diluted	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	9,200,000	9,200,000

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended September 30, 2009 $	For the Year Ended September 30, 2008 $	Period From April 30, 2007 (inception) to September 30, 2009 $
Cash flows from operating activities
Net loss	(13,395)	(32,796)	(56,583)
Adjustment to reconcile to net cash provided by operating activities
Mineral property impairment	207	4,868	5,075

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(3,281)	2,852	25

Net cash used in operating activities	(16,469)	(25,076)	(51,483)

Cash flows from investing activities
Mineral property acquisition	(207)	(143)	(5,075)

Net cash used in investing activities	(207)	(143)	(5,075)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	50,000
Proceeds from shareholders advances	7,153	-	7,153

Net cash provided by financing activities	7,153	-	57,153

Increase (decrease) in cash	(9,523)	(25,219)	595

Cash – beginning of period	10,118	35,337	-

Cash – end of period	595	10,118	595

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Common Shares Outstanding	Common Shares $	Additional Paid-in Capital $	Deficit Accumulated during the exploration stage $	Total stockholders’ equity (deficit) $

Balance, April 30, 2007(inception)	-	-	-	-	-

Common stock issued for cash	9,200,000	920	49,080	-	50,000

Net loss	-	-	-	(10,392)	(10,392)

Balance, September 30, 2007	9,200,000	920	49,080	(10,392)	39,608

Net loss for the year				(32,796)	(32,796)

Balance September 30, 2008	9,200,000	920	49,080	(43,188)	6,812

Net loss for the year				(13,395)	(13,395)

Balance September 30, 2009	9,200,000	920	49,080	(56,583)	(6,583)

(The accompanying notes are an integral part of these financial statements)

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2009

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $56,583 as at September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is an “exploration stage company” and is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from April 30, 2007 (date of inception) to September 30, 2009.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2009

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Exploration Costs

The Company capitalizes mineral property acquisition costs and evaluates such assets for impairment on periodic basis.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate  expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income (loss). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At September 30, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2009

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

Stock-based Compensation

The Company records stock-based compensation is computed  using the fair value method of valuing stock options and other equity-based compensation issued. The Company has not granted any stock options since its inception. Accordingly, no stock-based compensation has been recorded.

Impairment or Disposal of Long-Lived Assets

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

Start-up expenses

As a start-up company, the costs associated with start-up activities are expensed as incurred. Accordingly, startup costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from April 30, 2007 (date of inception) through September 30, 2009.

Recent Accounting Pronouncements

During the year ended September 30, 2009 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows, with exception of:

New Accounting Pronouncements (Adopted during fiscal year 2009)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This standard establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. No additional fair value measurements are required under this standard. The Company adopted this standard effective October 1, 2008.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2009

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments. This standard requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also amends ACS 270-10, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard effective June 30, 2009.

In April 2009, the FASB issued ASC 820-10-65, Fair Value Measurements and Disclosures. This standard provides additional guidance for estimating fair value in accordance with ASC 820-10, when the transaction volume and level of market activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this standard effective June 30, 2009, and its adoption did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. This standard establishes guidelines under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. ASC 855-10 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this standard as of June 30, 2009 had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 was effective for fiscal years and interim periods ending after September 15, 2009 and is the sole source of authoritative U.S. GAAP. Adoption of ASC 105-10 as of September 30, 2009 did not have a material impact on the Company’s financial position or results of operations as it did not alter existing U.S. GAAP.

3.    MINERAL INTEREST

Goldhawk Property, British Columbia, Canada

The Company owns a 100% undivided right, title and interest in and to the ‘‘Goldhawk Property’’ located in the province of British Columbia, Canada. The Company’s Chairman, Iqbal Boga, purchased the rights on behalf of the Company, and he holds these claims on behalf of the Company. Property exploration costs of $6,814 were expensed in the period ended September 30, 2007.

Sewell Property, British Columbia, Canada

In September 2009, the Company owns a 100% undivided right, title and interest in and to the ‘‘Sewell Property’’ located in the province of British Columbia, Canada. , Mr. Boga staked the property on behalf of the Company, and he holds these claims on behalf of the Company.

4.    SHAREHOLDERS ADVANCES

As at September 30, 2009 the Company received $7,153 from shareholders of the Company. These advances are unsecured, due on demand and non-interest bearing.

Sewell Ventures, Inc

 (An Exploration Stage Company)

Notes to the Financial Statements
September 30, 2009

5.    CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The total number of preferred shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.0001 per share. The preferred stock may be issued in one or more series, from time to time, with each series to have such designation, relative rights, preference or limitations, as adopted by the Company’s Board of Directors.

During the year ended September 30, 2007, the Company issued 9,200,000 shares of common stock for total proceeds of $50,000:

	Number of Shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.001 each) on May 7, 2007	6,000,000	$6,000
Pursuant to issuance of common ($0.005 each) on May 15, 2007	1,200,000	6,000
Pursuant to issuance of common ($0.01 each) on June 15, 2007	1,100,000	11,000
Pursuant to issuance of common ($0.03 each) on July 20, 2007	900,000	27,000
Balance, September 30, 2009 and 2008	9,200,000	$50,000

At September 30, 2009, there were no outstanding stock options or warrants.

6.    INCOME TAXES

As of September 30, 2009, the Company had net operating loss carry forwards of approximately $56,500 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	September 30, 2009 $	September 30, 2008 $

Net Operating Loss Carry-over	56,583	43,188
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–

Deferred Tax Asset	19,200	14,600
Valuation Allowance	(19,200)	(14,600)

Net Deferred Tax Asset	–	–

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.. The change in valuation allowance was $4,600 and $11,500 for the year ended September 30, 2009 and 2008 respectively.

7.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2009, the date the financial statements were available to be issued.