Form 10-Q
period 2009-12-31
TRUESPORT ALLIANCES & ENTERTAINMENT LTD
filed 2010-02-16
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

 (Exact name of registrant as specified in Charter)

(formerly SEWELL VENTURES, INC.)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4040 W. Hacienda Ave., Suite 120

Las Vegas, NV 89118

(Address of Principal Executive Offices)

(702) 838-2582

(Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2010: 29,200,000 shares of common stock, $0.0001 par value.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FORM 10-Q

December 31, 2009

ITEM 1. Financial Information

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and September 30, 2009 (Unaudited)	4
Consolidated Statements of Operations for the three months ended December 31, 2009 (Unaudited) and from inception through December 31, 2008 (Unaudited)	5
Consolidated Statements of Stockholders’ Deficit from September 30, 2009 to December 31, 2009 (Unaudited)	6
Consolidated Statements of Cash Flows for the three months ended December 31, 2009 (Unaudited) and from inception through December 31, 2008 (Unaudited)	7
Notes to the Consolidated Financial Statements (Unaudited)	8

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2009	2009
ASSETS
Current assets:
Cash	$222,736	$4,624
Accounts receivable	103,733	32,682
Related party advances	10,296	10,882
Inventory	120	5,920
Total current assets	336,885	54,108
Related party notes receivable	339,339	207,555
Property, plant and equipment:
Furniture and equipment	22,077	20,260
Computers and equipment	7,850	7,250
Leasehold improvements	9,525	5,525
MMA gym buildouts	146,915	90,876
	186,367	123,911
Less accumulated depreciation	(8,501)	(4,786)
	177,866	119,125
	$854,090	$380,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,614	$55,749
Accrued compensation	60,700	49,440
Related party accrued compensation	113,850	105,850
Deferred revenue	154,501	--
Related party note payable	50,000	--
Other current liabilities	2,506	--
Total current liabilities	447,171	211,039
Notes payable	95,420	1,200
Related party notes payable	42,000	42,000
Notes payable to stockholders	381,545	361,745
	966,136	615,984
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 29,200,000 at December 31, 2009;
20,000,000 at September 30, 2009	2,920	2,000
Common stock, additional paid-in capital	114,955	115,875
Stock subscription notes receivable	(1,000)	(1,000)
Accumulated deficit	(228,921)	(352,071)
Total stockholders' deficit	(112,046)	(235,196)
	$854,090	$380,788

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008

Net sales	$498,054	$52,177
Cost of sales	228,335	34,455
Gross margin	269,719	17,722

Operating expenses
General and administrative	93,309	9,401
Guaranteed payments	53,260	117,007
	146,569	126,408
Operating income (loss)	123,150	(108,686)
Other income	--	--
Net income (loss) before provision for income taxes	123,150	(108,686)
Provision for income taxes	--	--
Net income (loss)	$123,150	$(108,686)

Net income (loss) per share	$0.01	$(0.01)

Weighted average shares outstanding - basic and diluted	21,600,000	16,287,952

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statement of Stockholders' Deficit
From September 30, 2009 to December 31, 2009
(Unaudited)

				Stock
			Additional	subscriptions		Total
	Common stock		paid-in	notes	Accumulated	stockholders'
	Shares	Amount	Capital	receivable	deficit	deficit
Balance,
September 30, 2009	20,000,000	$2,000	$115,875	$(1,000)	$(352,071)	$(231,548)

Stock issued for acquisition	9,200,000	920	(920)	--	--	--

Net income	--	--	--	--	123,150	123,150
Balance,
December 31, 2009	29,200,000	$2,920	$114,955	$(1,000)	$(228,921)	$(112,046)

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$123,150	$(108,686)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,715	443
Stock based compensation expense	--	90,750
Changes in current assets and liabilities:
Accounts receivable	(71,051)	--
Inventory	5,800	--
Related party advances	586	--
Trade accounts payable	9,865	3,552
Deferred revenue	154,501	--
Accrued compensation	11,260	--
Related party accrued compensation	8,000	--
Other liabilities	2,506	29
Net cash provided by (used in) operating activities	248,332	(13,912)
Cash flows from investing activities:
Capital expenditures	(62,456)	(500)
Loans to related parties	(131,784)	--
Net cash used in investing activities	(194,240)	(500)
Cash flows from financing activities:
Proceeds from notes payable	165,220	5,945
Payments on notes payable	(1,200)	--
Proceeds from stockholders	--	10,125
Net cash provided by financing activities	164,020	16,070
Net increase in cash	218,112	1,658
Cash, at beginning of period	4,624	--
Cash, at end of period	$222,736	$1,658

	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$--	$--

Cash paid for income taxes	$--	$--

Schedule of non-cash investing and financing activities:
Equipment contributed by shareholders	$--	$5,000

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Notes to Consolidated Financial Statements

December 31, 2009

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS COMBINATION

Truesport Alliances & Entertainment, Ltd. (formerly Sewell Ventures, Inc. and referred to herein as “Truesport” or the “Company”) was incorporated under the laws of the State of Delaware on April 27, 2007 to search for investment opportunities.

On December 16, 2009, the Company acquired Seven Base Consulting, LLC, d.b.a. “7Base” a privately owned Nevada limited liability company (“7Base”), pursuant to an Acquisition Agreement (the “Exchange”).  7Base was organized under the laws of the State of Nevada on October 17, 2008.  7Base is a diversified company engaged in the business of designing, manufacturing, selling, distributing, and licensing to others the right to resell high quality, branded apparel, sporting goods, fitness equipment, merchandise, training centers and events under their own brand image. In addition, 7Base generates additional revenues through the sale of consulting, media, and entertainment services related to the mixed martial arts industry.  Upon consummation of the Exchange, the Registrant adopted the business plan of 7Base.

Pursuant to the terms of the Exchange, the Company acquired 7Base in exchange for an aggregate of 20,000,000 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 29,200,000 shares of the Company  common stock issued and outstanding. As a result of the Exchange, 7Base became a wholly-owned subsidiary of the Company.  The Company shares were issued to the members of 7Base on a pro rata basis, on the basis of the membership interests of 7Base held by such 7Base members at the time of the Exchange.

As a result of the ownership interests of the former shareholders of 7Base, for financial statement reporting purposes, the merger between the Company and 7Base has been treated as a reverse acquisition with 7Base deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of 7Base (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of 7Base which are recorded at historical cost.  The equity of the Company is the historical equity of 7Base retroactively restated to reflect the number of shares issued by the Company in the transaction.

Seven Base Consulting, LLC (“7Base”), is a limited liability company organized on October 17, 2008 under the laws of the State of Nevada.

The following schedule presents the unaudited pro forma condensed statements of operations of the Company for the three months ended December 31, 2009 and from inception through December 31, 2008 as if the Exchange had occurred at the inception date of October 17, 2008.  The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the inception date, nor is it necessarily indicative of future results.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Pro Forma Condensed Statements of Operations
(Unaudited)

	Pro Forma	Pro Forma
	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008

Net sales	$498,054	$52,177
Cost of sales	228,335	34,455
Gross margin	269,719	17,722
Operating expenses
General and administrative	101,620	16,377
Guaranteed payments	53,260	117,007
	154,880	133,384
Net income (loss)	$114,839	$(115,662)

Net income (loss) per share	$0.00	$(0.00)

Weighted average shares outstanding - basic and diluted	29,200,000	25,487,952

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X, however, they do include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended September 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 9, 2009.

The consolidated financial statements include all the accounts of Truesport as of and for the interim period ended December 31, 2009.  Truesport is included as of December 16, 2009 (date of acquisition) and for the period from December 16, 2009 (date of acquisition) through December 31, 2009.  All inter-company balances and transactions have been eliminated.

 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

The Company records property and equipment at cost.  Depreciation is calculated on the straight-line method over the estimated useful life of the depreciable property. The estimated useful lives of the respective property and equipment are as follows:

Computer equipment	3 years
Office furniture and equipment	5 years
Gym equipment	5 years
Leasehold improvements	15 years

Depreciation expense for the three months ended December 31, 2009 and from inception through December 31, 2008 was $3,715, and $443, respectively.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common shares

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and potentially outstanding shares of common shares during each period.  There are no dilutive common shares or dilutive potentially outstanding shares of common stock during the periods reported.

Equity based payments

Equity based payments to non-employees are accounted for in accordance with section 505-50-30 of the FASB Accounting Standards Codification, which requires that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

1

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

2

of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

3

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) The quoted price of the identical liability when traded as an asset (b) Quoted prices for similar liabilities or similar liabilities when traded as assets. (2) Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $228,921 as of December 31, 2009.

While the Company does have an accumulated deficit of $228,921 as of December 31, 2009, the Company has cash on hand of $222,736 as of December 31, 2009 and sales were $498,054 for the three months ended December 31, 2009 which generated a gross profit of $269,719 and net income of $123,150. The Company believes in the viability of its strategy to produce sales volume and in its ability to grow organically; however, the Company intends to seek additional financing through a private placement memorandum. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business strategy and to generate sufficient revenues. Management believes that the actions presently being taken to implement the Company’s strategy provide the opportunity for the Company to continue as a going concern.

NOTE 4 – RELATED PARTY ADVANCES

During the three months ended December 31, 2009, the Company made advances to three related party stockholders including one director.  The balance of advances to related parties totaled $10,296 as of December 31, 2009.

NOTE 5 – RELATED PARTY NOTES RECEIVABLE

During the three months ended December 31, 2009, the Company loaned $131,784 to four related party stockholders including two directors and the President and Chief Executive Officer of the Company who is also a director.  The loans are non interest bearing and are payable on demand.  The balance of notes receivable from related parties totaled $339,339 as of December 31, 2009.

NOTE 6– DEFERRED REVENUE

The Company received deposits from a customer for goods and services which were not rendered or delivered as of December 31, 2009.  The deposits received from the customer totaled $154,501 as of December 31, 2009.  The revenue associated with this contract has been included in deferred revenue as of December 31, 2009 and will be recognized upon completion of the services and delivery of the goods.

NOTE 7– ACCRUED COMPENSATION AND RELATED PARTY ACCRUED COMPENSATION

The Company entered into compensation agreements with several independent contractors which provide for guaranteed minimum payments to the contractors through December 31, 2009.  Related party accrued compensation includes accrued compensation due to five stockholders including one director and the President and Chief Executive Officer who is also a director totaling $113,850 as of December 31, 2009.  The accrued compensation to related party stockholders is payable in-full on July 15, 2010 and the Company will pay interest at four percent annually.  The unpaid portion of these contracts has been recorded in accrued compensation on the accompanying balance sheet.

NOTE 8 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

In connection with the build-out of two Mixed Martial Arts (“MMA”) gym facilities, the Company borrowed funds from a related party and an unrelated party to finance the MMA gym build-outs.  As of December 31, 2009 the Company had borrowed $137,420 in connection with these MMA gym build-outs.  The note payable and related party note payable bear no annual interest but are to be repaid according to the following terms:

1

On September 28, 2009 the Company entered into an agreement with an unrelated party and a related party stockholder.  The agreement requires the Company to pay one third of net revenue generated from the MMA gym to the unrelated party and one third of the net revenue generated from the MMA gym to the related party stockholder.  The agreement also requires the Company to pay ten percent of the Company’s one third share of the net revenue generated from the MMA gym to the related party stockholder until the loan from the related party stockholder totaling $42,000 has been repaid in full.

2

On September 30, 2009 the Company entered into an agreement with two unrelated parties.  The agreement requires that the Company pay two thirds of the net revenue generated from the Company’s MMA club to the unrelated parties.  Additionally, the unrelated parties which funded the MMA gym build-out will receive all of the net revenues generated from the MMA club, to be applied to their loan principal until their loan totaling $95,420 has been repaid in full.

Neither of the two MMA gym build-outs financed by these notes payable have generated positive net revenue as of December 31, 2009, therefore, the loans are stated at their full principal amounts as of December 31, 2009.

Additionally, related party stockholders have loaned the Company $381,545 as of December 31, 2009.  These loans from stockholders were converted to notes payable on December 31, 2009 and the notes accrue interest at four percent annually.  The principal and any accrued interest will be payable in full on December 31, 2011.

On December 18, 2009 another related party loaned the Company $50,000.  The note bears interest at eight percent annually and the principal and accrued interest is due on March 18, 2010.

NOTE 9 – INCOME TAXES

The Company’s total deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for federal income tax purposes.  The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 1, 2009 the Company entered into a lease agreement with a company that is owned by four of the shareholders of the Company to sublease office space in Las Vegas, Nevada.  Rent expense under the agreement was $3,000 during the three months ended December 31, 2009.  Future minimum rent payments under the lease agreement are $1,000 per month through February 28, 2010, with an option to extend the lease on a month-to-month basis.

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name.  The license administration agreement requires that the Company implement and administer a minimum of ten licenses during each of the years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

On November 18, 2009, the Company entered into a royalty agreement with two related party shareholders which requires the Company to pay a royalty of 3.5 percent to the each of the two related party shareholders calculated on the gross profits generated from sales of TapouT branded equipment.  The agreement stipulates that no royalties will be paid on the first $1,200,000 of net revenue generated from TapouT branded equipment sales.  As of December 31, 2009, the Company has not incurred any expenses in connection with this royalty agreement.

NOTE 11 - STOCKHOLDERS’ DEFICIT

In December 2009 the stockholders of the Company entered into an operating agreement which included stock subscription notes receivable to restate their respective investment in the Company.  The stock subscription notes receivable have been recorded as of the date of the respective contributions of each of the stockholders in the Company.  As of December 31, 2009 and September 30, 2009, stock subscription notes receivable outstanding totaled $1,000.  The stock subscription notes receivable have been reported net of stockholders’ deficit in the accompanying balance sheets as of December 31, 2009 and September 30, 2009.

On December 16, 2009 the Company acquired 7Base in a reverse acquisition.  See additional details at NOTE 1.

NOTE 12 – STOCK BASED COMPENSATION PLAN

On December 16, 2009, the Company adopted the 2009 Equity Incentive Plan (the “Plan”). The Plan provides that key employees, consultants and non-employee directors of the Company or an affiliate may be granted: (1) options to acquire shares of the Company’s common stock, (2) shares of restricted common stock (3) stock appreciation rights, (4) performance-based awards, (5) “Dividend Equivalents,” and (6) other stock-based awards (collectively, “Awards”).

The total number of shares of common stock that may be subject to Awards under the Plan will not exceed five million (5,000,000) shares.  No stock or options were granted under the Plan through December 31, 2009.

NOTE 13 – CONCENTRATION OF RISK

For the three months ended December 31, 2009, six unrelated customers comprised 90 percent of total revenues.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was February 16, 2010.

On January 15, 2010, the Issuers name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada and restated the articles of incorporation changing the name to Truesport Alliances & Entertainment, Ltd.

Item 2. Management’s Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ACQUISITION AND REORGANIZATION

On December 16, 2009, the date of the Acquisition of Seven Base Consulting, LLC. (“7Base”), 7Base was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of 7Base, and excludes the prior operations of the Registrant.

OVERVIEW

We are a diversified company engaged in the business of designing, manufacturing, selling, distributing, and licensing others the right to resell high quality, branded apparel, sporting goods, fitness equipment, merchandise, training centers and events under their own brand image. In addition, our Company generates additional revenues through the sale of consulting, media, and entertainment services related to the mixed martial arts industry.

We are focused on establishing and positioning our private labeled products and services primarily within the skyrocketing growth sport of Mixed Martial Arts (“MMA”). Operations started in November of 2008. MMA is one of the fastest growing sports in the United States. We believe that the connection with mixed martial arts greatly influences the buying choices made by our target consumers as these events are broadcast to a global audience by television, the internet, theatre and printed media. People are attracted to the venues in which these events are performed and the values they represent, including individual expression, adventure and creativity.

Our activities generate the following principal sources of revenue:

1

equipment design and manufacturing;

2

branded merchandise sales

3

training center operations and event consulting

Although we have multiple sources of revenue, most of our revenue is derived from equipment design and manufacturing.

FISCAL YEAR

Our fiscal year ends on September 30.  References to fiscal 2009, for example, refer to our fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of net sales:

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Statements of Operations
(Unaudited)

	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008

Net sales	100%	100%
Cost of sales	46%	66%
Gross margin	54%	34%

Operating expenses
General and administrative	19%	18%
Guaranteed payments	11%	224%
	29%	242%
Operating income (loss)	25%	-208%
Other income	0%	0%
Provision for income taxes	0%	0%
Net income (loss)	25%	-208%

Comparison of results of operations for the three months ended December 31, 2009 and from inception through December 31, 2008:

Net Sales

Our net sales are comprised of equipment design and manufacturing, branded merchandise sales and consulting revenue. Net sales increased $445,877 in the three months ended December 31, 2009 from $52,177 in the period from inception through December 31, 2008.  The increase in net sales in the three months ended December 31, 2009 over the comparable period in 2008 reflects the efforts we have made to establish new customer relationships and expand the services that we are providing to our existing customers in the MMA industry.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, wages, royalty expenses, and delivery and installation costs.  Gross margin increased 20.0% to $269,719 in the three months ended December 31, 2009 from $17,722 in the period from inception through December 31, 2008. Our gross margin as a percentage of net sales was 54% in the three months ended December 31, 2009, compared with 34% in the period from inception through December 31, 2008. The increase in gross margin as a percentage of net sales was due in part to securing a license administration agreement with TapouT. Another factor that has contributed to the increase in gross margin as a percentage of net sales is the expansion of the consulting services that we provide to our customers in the MMA industry. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the timing of consulting engagements.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative employees. These expenses also include legal and accounting professional fees, insurance, rent, sales and marketing, and other general corporate expenses. General and administrative expenses increased by 1% of net sales to $93,309 in the three months ended December 31, 2009 from $$9,401 in the period from inception through December 31, 2008.

Guaranteed payments

Guaranteed payments incurred during the period from inception through December 31, 2008 relate primarily to stock based compensation paid to the founders of the Company for services rendered. Guaranteed payments incurred during the three months ended December 31, 2009 are for additional accrued compensation to be paid to the founders of the Company for services rendered.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have one year of operations and have generated minimal revenues. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We are seeking equity financing to provide for the capital required to implement our operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $222,736 as of December 31, 2009.  On the same date, current liabilities outstanding totaled $447,171

Since inception, the Company has expended substantial resources on formulating and developing its business plan. Consequently, we have sustained substantial losses.  The Company has an accumulated deficit of $228,921 at December 31, 2009.

COMMITMENTS

The following commitments are significant to the plans and operations of the Company:

On March 1, 2009 the Company entered into a lease agreement with a related party to sublease office space in Las Vegas, Nevada.  Rent expense under the agreement was $3,000 during the three months ended December 31, 2009.  Future minimum rent payments under the lease agreement are $1,000 per month through February 28, 2010, with an option to extend the lease on a month-to-month basis.

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name.  The license administration agreement requires that the Company implement and administer a minimum of ten licenses during each of the years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

On November 18, 2009, the Company entered into a royalty agreement with two related party shareholders which requires the Company to pay a royalty of 3.5 percent to the each of the two related party shareholders calculated on the gross profits generated from sales of TapouT branded equipment.  The agreement stipulates that no royalties will be paid on the first $1,200,000 of net revenue generated from TapouT branded equipment sales.  As of December 31, 2009, the Company has not incurred any expenses in connection with this royalty agreement.

CONTRACTUAL OBLIGATIONS:

We have contractual obligations to TapouT, LLC.  See the discussion at commitments section above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending December 31, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) The quoted price of the identical liability when traded as an asset (b) Quoted prices for similar liabilities or similar liabilities when traded as assets. (2) Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

Changes in internal controls. There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended December 31, 2009.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2009, the Company acquired Seven Base Consulting, LLC, d.b.a. “7Base” a privately owned Nevada limited liability company (“7Base”), pursuant to an Acquisition Agreement (the “Exchange”).  7Base was organized under the laws of the State of Nevada on October 17, 2008.  7Base is a diversified company engaged in the business of designing, manufacturing, selling, distributing, and licensing to others the right to resell high quality, branded apparel, sporting goods, fitness equipment, merchandise, training centers and events under their own brand image. In addition, 7Base generates additional revenues through the sale of consulting, media, and entertainment services related to the mixed martial arts industry.  Upon consummation of the Exchange, the Registrant adopted the business plan of 7Base.

Pursuant to the terms of the Exchange, the Company acquired 7Base in exchange for an aggregate of 20,000,000 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 29,200,000 shares of the Company’s common stock issued and outstanding. As a result of the Exchange, 7Base became a wholly-owned subsidiary of the Company.  The Company shares were issued to the members of 7Base on a pro rata basis, on the basis of the membership interests of 7Base held by such 7Base members at the time of the Exchange.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEWELL VENTURES, INC. (Registrant)

Dated: February 16, 2010	By:	/s/ Scott Ence
President

	By:	/s/ Eddie Wenrick
CEO