Form 10-Q/A
period 2010-03-31
TRUESPORT ALLIANCES & ENTERTAINMENT LTD
filed 2010-05-13
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

___________________

 X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(Exact name of registrant as specified in Charter)

(formerly SEWELL VENTURES, INC.)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5795-A Rogers Street, Las Vegas, NV 89118

(Address of Principal Executive Offices)

___________________

(702) 838-2686

(Issuer Telephone number)

___________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

As of April 30, 2010 there were 30,100,000 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FORM 10-Q/A

December 31, 2009

ITEM 1. Financial Information

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of December 31, 2009 (Unaudited) (As Restated) and September 30, 2009 (As Restated)	4
Consolidated Statements of Operations for the three months ended December 31, 2009 (Unaudited) (As Restated) and from inception through December 31, 2008 (Unaudited)	5
Consolidated Statements of Stockholders’ Deficit from September 30, 2009 to December 31, 2009 (Unaudited) (As Restated)	6
Consolidated Statements of Cash Flows for the three months ended December 31, 2009 (Unaudited) (As Restated) and from inception through December 31, 2008 (Unaudited)	7
Notes to the Consolidated Financial Statements (Unaudited) (As Restated)	8

EXPLANATORY NOTE

In this Amendment No. 1 on Form 10-Q/A to its quarterly report on Form 10-Q for the quarter ended December 31, 2009, Truesport Alliances & Entertainment, Ltd. (“Truesport” or “the Company”) is restating its Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009 and the related Consolidated Statements of Operations and Cash Flows for the quarter ended December 31, 2009 and is amending its “Management’s Discussion and Analysis of Financial Condition and Results of Operations for this period. This Form 10-Q/A generally does not reflect events that have occurred after February 16, 2010, or modify or update the disclosures originally presented in the Form 10-Q, except to reflect the effects of the restatement, to reflect changes in the Company’s evaluation of controls and procedures, and to clarify certain disclosures.

Background of the Restatement

In April 2010, the Company underwent an audit of the consolidated financial statements as of September 30, 2009 and conducted an internal review of its revenue recognition policies and procedures, and identified several instances where revenue was recognized upon the receipt of deposits from customers, and was not properly deferred until the goods and services were delivered to the customer. Additionally, the Company conducted a detailed analysis of its expense recognition policies and procedures and identified a few instances where expenses were not properly matched with the period when the corresponding benefit would be received by the Company.

After completing its internal review of the revenue and expense recognition policies and procedures, the Board of Directors has approved the conclusion, that the Company improperly recognized revenue and failed to properly match expenses with the proper accounting period and, accordingly, that the Company’s previously issued financial statements should be restated.

Summary of the Restatement Adjustments

The restatement in this Form 10-Q/A principally reflects a decrease in net sales, an increase in deferred revenue, an increase in other current liabilities, an increase in prepaid expenses, a decrease in accounts receivable, and an increase in cost of goods sold

Additional Information

Item 4 of this Form 10-Q/A describes management’s re-evaluation of the Company’s disclosure controls and procedures as of December 31, 2009. In light of the findings of the Company’s independent auditors, the internal review of the Company’s revenue and expense recognition policies and procedures, and the restatement of the Company’s financial statements, management concluded that the Company had a material weakness in internal control over financial reporting relating to revenue and expense recognition as of December 31, 2009 and that, solely for this reason, its disclosure controls and procedures were not effective as of that date. As Item 4 of this Form 10-Q/A further describes, the Company had fully remediated the material weakness as of April 30, 2010.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Balance Sheets
	December 31,	September 30,
	2009	2009
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Current assets:
Cash	$222,736	$4,624
Accounts receivable	88,736	26,102
Related party advances	9,880	10,882
Inventory	--	12,500
Prepaid expenses	28,698	2,525
Total current assets	350,050	56,633
Related party notes receivable	339,339	207,555
Property, plant and equipment:
Furniture and equipment	22,077	20,260
Computers and equipment	7,850	7,250
Leasehold improvements	9,525	5,525
MMA gym buildouts	141,915	90,877
	181,367	123,912
Less accumulated depreciation	(8,439)	(4,786)
	172,928	119,126
	$862,317	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,955	$60,749
Accrued compensation	60,700	49,440
Related party accrued compensation	113,850	105,850
Deferred revenue	284,414	19,754
Related party note payable	50,000	--
Other current liabilities	40,501	--
Total current liabilities	615,420	235,793
Notes payable	95,420	--
Related party notes payable	42,000	42,000
Notes payable to stockholders	381,545	362,945
	1,134,385	640,738
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 29,200,000 at December 31, 2009;
20,000,000 at September 30, 2009	2,920	2,000
Common stock, additional paid-in capital	114,955	115,875
Stock subscription notes receivable	(1,000)	(1,000)
Accumulated deficit	(388,943)	(374,299)
Total stockholders' deficit	(272,068)	(257,424)
	$862,317	$383,314

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008
	(As Restated)

Net sales	$372,897	$52,177
Cost of sales	240,561	34,455
Gross margin	132,336	17,722

Operating expenses
General and administrative	93,720	9,401
Guaranteed payments	53,260	117,007
	146,980	126,408
Operating loss	(14,644)	(108,686)
Other income	--	--
Net loss before provision for income taxes	(14,644)	(108,686)
Provision for income taxes	--	--
Net loss	$(14,644)	$(108,686)

Net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	21,600,000	16,287,952

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statement of Stockholders' Deficit
From September 30, 2009 to December 31, 2009
(Unaudited)
				Stock
			Additional	subscriptions		Total
	Common stock		paid-in	notes	Accumulated	stockholders'
	Shares	Amount	Capital	receivable	deficit	deficit
					(As Restated)	(As Restated)
Balance,
September 30, 2009	20,000,000	$2,000	$115,875	$(1,000)	$(374,299)	$(257,424)

Stock issued for acquisition	9,200,000	920	(920)	--	--	--

Net loss (as restated)	--	--	--	--	(14,644)	(14,644)
Balance,
December 31, 2009	29,200,000	$2,920	$114,955	$(1,000)	$(388,943)	$(272,068)

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008
	(As Restated)
Cash flows from operating activities:
Net loss	$(14,644)	$(108,686)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,654	443
Stock based compensation expense	--	90,750
Changes in current assets and liabilities:
Accounts receivable	(62,634)	--
Related party advances	1,002	--
Inventory	12,500	--
Prepaid expenses	(26,173)
Trade accounts payable	5,206	3,552
Deferred revenue	264,660	--
Accrued compensation	11,260	--
Related party accrued compensation	8,000	--
Other liabilities	40,501	29
Net cash provided by (used in) operating activities	243,332	(13,912)
Cash flows from investing activities:
Capital expenditures	(57,456)	(500)
Loans to related parties	(131,784)	--
Net cash used in investing activities	(189,240)	(500)
Cash flows from financing activities:
Proceeds from notes payable	164,020	5,945
Proceeds from stockholders	--	10,125
Net cash provided by financing activities	164,020	16,070
Net increase in cash	218,112	1,658
Cash, at beginning of period	4,624	--
Cash, at end of period	$222,736	$1,658

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$--	$--

Cash paid for income taxes	$--	$--

Schedule of non-cash investing and financing activities:
Equipment contributed by shareholders	$--	$5,000

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

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Pro Forma Condensed Statements of Operations
(Unaudited)

	Pro Forma	Pro Forma
	For the Three	From Inception
	Months Ended	through
	December 31,	December 31,
	2009	2008
	(As Restated)

Net sales	$372,897	$52,177
Cost of sales	240,561	34,455
Gross margin	132,336	17,722
Operating expenses
General and administrative	102,031	16,377
Guaranteed payments	53,260	117,007
	155,291	133,384
Net income (loss)	$(22,955)	$(115,662)

Net income (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	29,200,000	25,487,952

NOTE 2 – RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2010, the Company underwent an audit of the consolidated financial statements as of September 30, 2009 and conducted an internal review of its revenue recognition policies and procedures, and identified several instances where revenue was recognized upon the receipt of deposits from customers, and was not properly deferred until the goods and services were delivered to the customer. Additionally, the Company conducted a detailed analysis of its expense recognition policies and procedures and identified a few instances where expenses were not properly matched with the period when the corresponding benefit would be received by the Company.

After completing its internal review of the revenue and expense recognition policies and procedures, the Board of Directors has approved the conclusion that the Company improperly recognized revenue and failed to properly match expenses with the proper accounting period, and; accordingly, that the Company’s previously issued financial statements should be restated.

Summary of the Restatement Adjustments

The restatement in this Form 10-Q/A principally reflects a decrease in net sales, an increase in deferred revenue, an increase in other current liabilities, an increase in prepaid expenses, a decrease in accounts receivable, and an increase in cost of goods sold.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2009
	As Reported	Adjustments	As Restated

Net sales	$498,054	$(125,157)	$372,897
Cost of sales	228,335	12,226	240,561
Gross margin	269,719	(137,383)	132,336

Operating expenses
General and administrative	93,309	411	93,720
Guaranteed payments	53,260	--	53,260
	146,569	411	146,980
Operating income (loss)	123,150	(137,794)	(14,644)
Other income	--	--	--
Net income (loss) before provision for income taxes	123,150	(137,794)	(14,644)
Provision for income taxes	--	--	--
Net income (loss)	$123,150	$(137,794)	$(14,644)

Net income (loss) per share	$0.01	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	21,600,000	--	21,600,000

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2009
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$4,624	$--	$4,624
Accounts receivable	32,682	(6,580)	26,102
Related party advances	10,882	--	10,882
Inventory	5,920	6,580	12,500
Prepaid expenses	--	2,525	2,525
Total current assets	54,108	2,525	56,633
Related party notes receivable	207,555	--	207,555
Property, plant and equipment:
Furniture and equipment	20,260	--	20,260
Computers and equipment	7,250	--	7,250
Leasehold improvements	5,525	--	5,525
MMA gym buildouts	90,877	--	90,877
	123,912	--	123,912
Less accumulated depreciation	(4,786)	--	(4,786)
	119,126	--	119,126
	$380,789	$2,525	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$55,749	$5,000	$60,749
Accrued compensation	49,440	--	49,440
Related party accrued compensation	105,850	--	105,850
Deferred revenue	--	19,754	19,754
Related party note payable	--	--	--
Other current liabilities	--	--	--
Total current liabilities	211,039	24,754	235,793
Notes payable	1,200	(1,200)	--
Related party notes payable	42,000	--	42,000
Notes payable to stockholders	361,745	1,200	362,945
	615,984	24,754	640,738
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 29,200,000 at December 31, 2009;
20,000,000 at September 30, 2009	2,000	--	2,000
Common stock, additional paid-in capital	115,875	--	115,875
Stock subscription notes receivable	(1,000)	--	(1,000)
Accumulated deficit	(352,070)	(22,229)	(374,299)
Total stockholders' deficit	(235,195)	(22,229)	(257,424)
	$380,789	$2,525	$383,314

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Balance Sheets
(Unaudited)

	As of December 31, 2009
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$222,736	$--	$222,736
Accounts receivable	103,733	(14,997)	88,736
Related party advances	10,296	(416)	9,880
Inventory	120	(120)	--
Prepaid expenses	--	28,698	28,698
Total current assets	336,885	13,165	350,050
Related party notes receivable	339,339	--	339,339
Property, plant and equipment:
Furniture and equipment	22,077	--	22,077
Computers and equipment	7,850	--	7,850
Leasehold improvements	9,525	--	9,525
MMA gym buildouts	146,915	(5,000)	141,915
	186,367	(5,000)	181,367
Less accumulated depreciation	(8,501)	62	(8,439)
	177,866	(4,938)	172,928
	$854,090	$8,227	$862,317

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,614	$341	$65,955
Accrued compensation	60,700	--	60,700
Related party accrued compensation	113,850	--	113,850
Deferred revenue	154,501	129,913	284,414
Related party note payable	50,000	--	50,000
Other current liabilities	2,506	37,995	40,501
Total current liabilities	447,171	168,249	615,420
Notes payable	95,420	--	95,420
Related party notes payable	42,000	--	42,000
Notes payable to stockholders	381,545	--	381,545
	966,136	168,249	1,134,385
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 29,200,000 at December 31, 2009;
20,000,000 at September 30, 2009	2,920	--	2,920
Common stock, additional paid-in capital	114,955	--	114,955
Stock subscription notes receivable	(1,000)	--	(1,000)
Accumulated deficit	(228,921)	(160,022)	(388,943)
Total stockholders' deficit	(112,046)	(160,022)	(272,068)
	$854,090	$8,227	$862,317

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended December 31, 2009
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$123,150	$(137,794)	$(14,644)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,715	(61)	3,654
Changes in current assets and liabilities:
Accounts receivable	(71,051)	8,417	(62,634)
Related party advances	586	416	1,002
Inventory	5,800	6,700	12,500
Prepaid expenses	--	(26,173)	(26,173)
Accounts payable	9,865	(4,659)	5,206
Accrued compensation	11,260	--	11,260
Related party accrued compensation	8,000	--	8,000
Deferred revenue	154,501	110,159	264,660
Other liabilities	2,506	37,995	40,501
Net cash provided by (used in) operating activities	248,332	(5,000)	243,332
Cash flows from investing activities:
Capital expenditures	(62,456)	5,000	(57,456)
Loans to related parties	(131,784)	--	(131,784)
Net cash used in investing activities	(194,240)	5,000	(189,240)
Cash flows from financing activities:
Proceeds from notes payable	165,220	(1,200)	164,020
Payments on notes payable	(1,200)	1,200	--
Net cash provided by financing activities	164,020	--	164,020
Net increase in cash	218,112	--	218,112
Cash, at beginning of period	4,624	--	4,624
Cash, at end of period	$222,736	$--	$222,736

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$--	$--	$--

Cash paid for income taxes	$--	$--	$--

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

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

Depreciation expense for the three months ended December 31, 2009 and from inception through December 31, 2008 was $3,654, and $443, respectively.

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

Net loss per common shares

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and potentially outstanding shares of common shares during each period. There are no dilutive common shares or dilutive potentially outstanding shares of common stock during the periods reported.

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

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

•

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

NOTE 4 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $388,943 as of December 31, 2009.

While the Company does have an accumulated deficit of $388,943 as of December 31, 2009, the Company has cash on hand of $222,736 as of December 31, 2009 and sales were $372,897 for the three months ended December 31, 2009 which generated a gross profit of $132,336. The Company believes in the viability of its strategy to produce sales volume and in its ability to grow organically; however, the Company intends to seek additional financing through a private placement memorandum. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business strategy and to generate sufficient revenues. Management believes that the actions presently being taken to implement the Company’s strategy provide the opportunity for the Company to continue as a going concern.

NOTE 5 – RELATED PARTY ADVANCES

During the three months ended December 31, 2009, the Company made advances to three related party stockholders including one director. The balance of advances to related parties totaled $9,880 as of December 31, 2009.

NOTE 6 – RELATED PARTY NOTES RECEIVABLE

During the three months ended December 31, 2009, the Company loaned $131,784 to four related party stockholders including two directors and the President and Chief Executive Officer of the Company who is also a director. The loans are non interest bearing and are payable on demand. The balance of notes receivable from related parties totaled $339,339 as of December 31, 2009.

NOTE 7 – ACCRUED COMPENSATION AND RELATED PARTY ACCRUED COMPENSATION

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

NOTE 8 – DEFERRED REVENUE

The Company received deposits from a customer for goods and services which were not rendered or delivered as of December 31, 2009. The deposits received from the customer totaled $284,414 as of December 31, 2009. The revenue associated with this contract has been included in deferred revenue as of December 31, 2009 and will be recognized upon completion of the services and delivery of the goods.

NOTE 9 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

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

•

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

•

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

NOTE 10 – INCOME TAXES

The Company’s total deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for federal income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name. Under the license agreement, the Company pays royalties to TapouT totaling 15 percent of net sales of TapouT branded equipment, 5 percent of net sales of future private label branded equipment, 50 percent of license fees for TapouT training centers and TapouT MMA clubs, and three percent of gross membership fees generated by TapouT training centers and TapouT MMA clubs. The license administration agreement also requires that the Company implement and administer a minimum of ten licenses during each of the years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

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

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

NOTE 13 – STOCK BASED COMPENSATION PLAN

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

NOTE 14 – CONCENTRATION OF RISK

For the three months ended December 31, 2009, six unrelated customers comprised 90 percent of total revenues.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were originally issued, which was February 16, 2010. On January 15, 2010, the Issuers name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada and restated the articles of incorporation changing the name to Truesport Alliances & Entertainment, Ltd.

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

Our activities generate the following principal sources of revenue:

•

equipment design and manufacturing;

•

branded merchandise sales

•

training center operations and event consulting

Although we have multiple sources of revenue, most of our revenue is derived from equipment design and manufacturing.

FISCAL YEAR

Our fiscal year ends on September 30. References to fiscal 2009, for example, refer to our fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of net sales:

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
Consolidated Statements of Operations
(Unaudited)
	For the Three	From
	Months	Inception
	Ended	through
	December 31,	December 31,
	2009	2008

Net sales	100%	100%
Cost of sales	65%	66%
Gross margin	35.5%	34.0%

Operating expenses
General and administrative	25%	18%
Guaranteed payments	14%	224%
	39%	242%
Operating income (loss)	-4%	-208%
Other income	0%	0%
Provision for income taxes	0%	0%
Net income (loss)	-4%	-208%

Comparison of results of operations for the three months ended December 31, 2009 and from inception through December 31, 2008:

Net Sales

Our net sales are comprised of equipment design and manufacturing, branded merchandise sales and consulting revenue. Net sales increased $320,720 in the three months ended December 31, 2009 from $52,177 in the period from inception through December 31, 2008. The increase in net sales in the three months ended December 31, 2009 over the comparable period in 2008 reflects the efforts we have made to establish new customer relationships and expand the services that we are providing to our existing customers in the MMA industry.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, wages, royalty expenses, and delivery and installation costs. Gross margin increased 1.5% to $132,336 in the three months ended December 31, 2009 from $17,722 in the period from inception through December 31, 2008. Our gross margin as a percentage of net sales was 35.5% in the three months ended December 31, 2009, compared with 34% in the period from inception through December 31, 2008. The increase in gross margin as a percentage of net sales was due in part to securing a license administration agreement with TapouT. Another factor that has contributed to the increase in gross margin as a percentage of net sales is the expansion of the consulting services that we provide to our customers in the MMA industry. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the timing of consulting engagements.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative employees. These expenses also include legal and accounting professional fees, insurance, rent, sales and marketing, and other general corporate expenses. General and administrative expenses increased by 7% of net sales to $93,720 in the three months ended December 31, 2009 from $9,401 in the period from inception through December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $222,736 as of December 31, 2009. On the same date, current liabilities outstanding totaled $615,420.

Since inception, the Company has expended substantial resources on formulating and developing its business plan. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $388,943 at December 31, 2009.

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

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name. Under the license agreement, the Company pays royalties to TapouT totaling 15 percent of net sales of TapouT branded equipment, 5 percent of net sales of future private label branded equipment, 50 percent of license fees for TapouT training centers and TapouT MMA clubs, and three percent of gross membership fees generated by TapouT training centers and TapouT MMA clubs. The license administration agreement also requires that the Company implement and administer a minimum of ten licenses during each of the years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

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

Item 4.Controls and Procedures.

As discussed in the Explanatory Note preceding Part I, in light of the findings of the Company’s independent auditors, the internal review of the Company’s revenue and expense recognition policies and procedures, and the restatement of the Company’s financial statements, management concluded that the Company had a material weakness in internal control over financial reporting relating to revenue and expense recognition as of December 31, 2009 and that, solely for this reason, its disclosure controls and procedures were not effective as of that date.

Re-Evaluation of disclosure controls and procedures as of December 31, 2009

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

In connection with the filing of this Form 10-Q/A, management re-evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that re-evaluation, our principal executive officer and principal financial officer concluded that the Company had a material weakness in internal control over financial reporting relating to revenue and expense recognition as of December 31, 2009 and that solely for this reason, its disclosure controls and procedures were not effective as of December 31, 2009.

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

Changes in internal controls.

During the quarter ended March 31, 2010, the Company took the following actions to remediate the material weakness in its internal control over financial reporting relating to revenue and expense recognition:

•

The Company hired a Controller with significant experience and expertise with respect to financial reporting and proper application of generally accepted accounting principles.

•

The Company has implemented a comprehensive revenue recognition policy whereby no revenue is recognized for equipment sales until the customer has confirmed delivery and acceptance of the product.

•

The Company implemented more explicit month-end closing procedures whereby all significant revenue and expense transactions are evaluated to determine that the transactions have been recorded in the proper accounting period.

Commencing with its annual report for the year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement: of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Truesport Alliances & Entertainment, Ltd (Registrant)

Dated: May 7, 2010	By:	/s/ Scott Ence
President