Form 10-Q
period 2010-03-31
TRUESPORT ALLIANCES & ENTERTAINMENT LTD
filed 2010-05-24
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

______________________

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

 (Exact name of registrant as specified in Charter)

(formerly SEWELL VENTURES, INC.)

_______________________

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4040 W. Hacienda Ave., Suite 120

Las Vegas, NV 89118

(Address of Principal Executive Offices)

________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 24, 2010: 30,000,000 shares of common stock, $0.0001 par value.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FORM 10-Q

March 31, 2010

__________________________________________________________________________________________________

ITEM 1. Financial Information

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009	3
Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009 and for the six months ended March 31, 2010 and from inception through March 31, 2009	4
Consolidated Statements of Stockholders’ Deficit from September 30, 2009 to March 31, 2010 (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited) for the six months ended March 31, 2010 and from inception through March 31, 2009	6
Notes to the Consolidated Financial Statements (Unaudited)	7

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Balance Sheets

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$203,494	$4,624
Accounts receivable	71,154	26,102
Related party advances	3,864	10,882
Inventory	3,276	12,500
Other current assets	2,100	2,525
Total current assets	283,888	56,633
Related party notes receivable	480,395	207,555
Property, plant and equipment:
MMA gym buildouts	152,312	90,877
Furniture and equipment	24,577	20,260
Leasehold improvements	14,225	5,525
Computers and equipment	7,850	7,250
Construction in progress	18,000	--
	216,964	123,912
Less accumulated depreciation	(12,934)	(4,786)
	204,030	119,126
	$968,313	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$302,082	$60,749
Accrued compensation	26,700	49,440
Related party accrued compensation	114,973	105,850
Deferred revenue	169,251	19,754
Convertible notes payable - related parties, net	128,702	--
Other current liabilities	30,128	--
Total current liabilities	771,836	235,793
Notes payable	32,420	--
Related party notes payable	73,000	42,000
Notes payable to stockholders	385,308	362,945
	1,262,564	640,738
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 30,000,000 at March 31, 2010;
20,000,000 at September 30, 2009	3,000	2,000
Additional paid-in capital	464,229	115,875
Stock subscription notes receivable	--	(1,000)
Accumulated deficit	(761,480)	(374,299)
Total stockholders' deficit	(294,251)	(257,424)
	$968,313	$383,314

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	From Inception
	Months Ended	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net sales	$319,976	$56,704	$692,873	$108,881
Cost of sales	250,062	43,486	490,623	77,941
Gross margin	69,914	13,217	202,250	30,940

Operating expenses
General and administrative	340,600	34,727	434,320	44,127
Guaranteed payments	--	70,000	53,260	187,008
	340,600	104,727	487,580	231,135
Operating loss	(270,686)	(91,509)	(285,330)	(200,195)
Other loss
MMA club investment loss	(13,250)	--	(13,250)	--
Interest expense	(88,601)	--	(88,601)	--
Net loss before provision for income taxes	(372,537)	(91,509)	(387,181)	(200,195)
Provision for income taxes	--	--	--	--
Net loss	$(372,537)	$(91,509)	$(387,181)	$(200,195)

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding -
basic and diluted	29,208,889	17,774,000	25,362,637	17,093,641

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statement of Stockholders' Deficit
From September 30, 2009 to March 31, 2010

				Stock
			Additional	subscriptions		Total
	Common stock		paid-in	notes	Accumulated	stockholders'
	Shares	Amount	Capital	receivable	deficit	deficit
Balance,
September 30, 2009	20,000,000	$2,000	$115,875	$(1,000)	$(374,299)	$(257,424)

Stock issued for acquisition	9,200,000	920	(920)	--	--	--

Payment of stock subscription
notes receivable	--	--	--	1,000	--	1,000

Stock issued through private
placement memorandum	800,000	80	199,920	--	--	200,000

Debt discount resulting from
beneficial conversion feature
of convertible notes payable			149,354			149,354

Net loss	--	--	--	--	(387,181)	(387,181)
Balance,
March 31, 2010 (unaudited)	30,000,000	$3,000	$464,229	$--	$(761,480)	$(294,251)

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
(formerly SEWELL VENTURES, INC.)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six	From Inception
	Months Ended	through
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(387,181)	$(200,195)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,148	681
Interest expense due to amortization of debt discount	81,662	--
Stock based compensation expense	--	90,750
Changes in current assets and liabilities:
Accounts receivable	(45,052)	(5,782)
Related party advances	7,018	(4,929)
Inventory	9,224	(20,600)
Other current assets	425	--
Accounts payable	241,333	2,858
Accrued compensation	(22,740)	54,040
Related party accrued compensation	9,123	--
Deferred revenue	149,497	5,146
Accrued interest expense	5,817	--
Other current liabilities	30,128	--
Net cash provided by (used in) operating activities	87,402	(78,031)
Cash flows from investing activities:
Capital expenditures	(93,052)	(36,789)
Loans to related parties	(272,840)	(42,150)
Net cash used in investing activities	(365,892)	(78,939)
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000	10,125
Proceeds from convertible notes payable - related parties	194,340	--
Borrowings on notes payable	95,420	28,300
Borrowings from related parties	49,600	118,545
Payments on notes payable	(63,000)	--
Proceeds from repayment of stock subscription notes receivable	1,000	--
Net cash provided by financing activities	477,360	156,970
Net increase in cash	198,870	--
Cash, at beginning of period	4,624	--
Cash, at end of period	$203,494	$--

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$--	$--
Cash paid for income taxes	$--	$--

Schedule of non-cash investing and financing activities:
Equipment contributed by shareholders	$--	$5,000
Debt discount due to beneficial conversion feature of convertible debt	$149,354	$--

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Notes to Consolidated Financial Statements

March 31, 2010

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

The following schedule presents the unaudited pro forma condensed statements of operations of the Company for the six months ended March 31, 2010 and from inception through March 31, 2009 as if the Exchange had occurred at the inception date of October 17, 2008. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the inception date, nor is it necessarily indicative of future results.

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	For the Three	For the Three	For the Six	From Inception
	Months Ended	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net sales	$319,976	$56,704	$692,873	$108,881
Cost of sales	250,062	43,486	490,623	77,941
Gross margin	69,914	13,217	202,250	30,940
Operating expenses
General and administrative	340,600	43,038	442,631	53,838
Guaranteed payments	--	70,000	53,260	187,008
	340,600	113,038	495,891	240,846
Other income (loss)	(101,851)	--	(101,851)	--
Net loss	$(372,537)	$(99,820)	$(395,492)	$(209,906)

Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding -
basic and diluted	29,208,889	26,974,000	29,204,396	26,293,641

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X, however, they do include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended September 31, 2009 and notes thereto contained in the Company’s Form 8-K filed with the SEC on December 16, 2009.

The consolidated financial statements include all the accounts of Truesport as of and for the interim period ended March 31, 2010. Truesport is included as of December 16, 2009 (date of acquisition) and for the period from December 16, 2009 (date of acquisition) through March 31, 2010. All inter-company balances and transactions have been eliminated.

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

Depreciation expense for the three months ended March 31, 2010 and 2009 was $4,495 and $238, respectively; and depreciation expense for the six months ended March 31, 2010 and from inception through March 31, 2009 was $8,148, and $681, respectively.

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

Net loss per common share

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

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) The quoted price of the identical liability when traded as an asset (b) Quoted prices for similar liabilities or similar liabilities when traded as assets. (2) Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognitions and Disclosure Requirements.” Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $761,480 as of March 31, 2010.

While the Company does have an accumulated deficit of $761,840 as of March 31, 2010, the Company has cash on hand of $203,494 as of March 31, 2010 and sales were $692,873 for the six months ended March 31, 2010 which generated a gross profit of $202,250. The Company believes in the viability of its strategy to generate profits and in its ability to grow organically; however, the Company intends to seek additional financing through additional equity offerings. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business strategy and to generate sufficient profits. Management believes that the actions presently being taken to implement the Company’s strategy provide the opportunity for the Company to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2010, the Company made advances to three related party stockholders including one director. The balance of advances to related parties totaled $3,864 as of March 31, 2010.

During the six months ended March 31, 2010, the Company sold equipment to a related party owned by three related party stockholders and one director. The equipment was sold for $22,000, at cost with no profit margin.

The Company borrowed $194,340 from related parties under the terms of convertible notes payable. See additional details at Note 8 below.

NOTE 5 – RELATED PARTY NOTES RECEIVABLE

During the six months ended March 31, 2010, the Company loaned $272,840 to four related party stockholders including two directors and the President and Chief Executive Officer of the Company who is also a director. The loans are non interest bearing and are payable on demand. The balance of notes receivable from related parties totaled $480,395 as of March 31, 2010.

NOTE 6– ACCRUED COMPENSATION AND RELATED PARTY ACCRUED COMPENSATION

The Company entered into compensation agreements with several independent contractors which provide for guaranteed minimum payments to the contractors through December 31, 2009. Related party accrued compensation includes accrued compensation due to five stockholders including one director and the President who is also the chairman of the board of directors totaling $114,973 as of March 31, 2010, including accrued interest payable of $1,123. The accrued compensation to related party stockholders is payable in-full on July 15, 2010 and the Company accrued interest at four percent annually. The unpaid portion of these contracts has been recorded in accrued compensation on the accompanying balance sheet.

NOTE 7– DEFERRED REVENUE

The Company received deposits from customers for goods and services which were not rendered or delivered as of March 31, 2010. The deposits received from the customer totaled $169,251 as of March 31, 2010. The revenue associated with these contracts has been included in deferred revenue as of March 31, 2010 and will be recognized upon completion of the services and delivery of the goods.

NOTE 8—CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On December 18, 2009 a related party loaned the Company $50,000. The note bore interest at eight percent annually and, on March 18, 2009, the note was refinanced with a new principal balance of $51,000, a maturity date of December 31, 2010, an interest rate of five percent, and a conversion feature whereby the promissory note is convertible to common stock no earlier than May 1, 2010 at an exercise price 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in a beneficial conversion feature.

The Company borrowed $144,340 from various related parties under convertible notes payable from January 2010 to March 2010. The promissory notes mature on December 31, 2010, bear interest at five percent annually, and are convertible to common stock no earlier than May 1, 2010 at an exercise price of 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in beneficial conversion features.

The Company measured the intrinsic value of the beneficial conversion features of the convertible notes payable as of the commitment date for the respective convertible notes payable. The intrinsic value of the beneficial conversion features of $149,354 has been recorded as additional paid-in capital and debt discount in the accompanying balance sheet. The debt discount is amortized on the interest method from the respective loan commitment dates to the earliest conversion date of May 1, 2010. The balance of the debt discount to be amortized in the future is $67,692 as of March 31, 2010.

Accrued interest payable on the convertible notes payable totaled $1,054 as of March 31, 2010.

NOTE 9 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

In connection with the build-out of two Mixed Martial Arts (“MMA”) gym facilities, the Company borrowed funds from a related party and an unrelated party to finance the MMA gym build-outs. As of March 31, 2010, the balance of the related party note payable and the note payable was $73,000 and $32,420, respectively. The notes bear no annual interest and are to be repaid according to the following terms:

•

On September 28, 2009 the Company entered into an agreement with an unrelated party and a related party stockholder. The agreement requires the Company to pay one third of net revenue generated from the MMA gym to the unrelated party and one third of the net revenue generated from the first MMA club to the related party stockholder. The agreement also requires the Company to pay ten percent of the Company’s one third share of the net revenue generated from the first MMA club to the related party stockholder until the loan from the related party stockholder totaling $42,000 has been repaid in full.

•

On September 30, 2009 the Company entered into an agreement with two unrelated parties. The agreement requires that the Company pay two thirds of the net revenue generated from the Company’s second MMA club to the unrelated parties. Additionally, the unrelated parties which funded the second MMA gym build-out will receive all of the net revenues generated from the second MMA club, to be applied to their loan principal until their loan totaling $95,420 has been repaid in full. During the quarter ended March 31, 2010, the Company pre-paid $32,000 of this loan and $31,000 of the loan balance was refinanced with the related party stockholder which financed the build-out of the first MMA club.

Neither of the two MMA gym build-outs financed by these notes payable have generated positive net revenue as of March 31, 2010.

Additionally, related party stockholders have loaned the Company $381,545 as of March 31, 2010. These loans from stockholders were converted to notes payable on December 31, 2009 and the notes accrue interest at four percent annually. Accrued interest payable on these notes totals $3,763 as of March 31, 2010. The principal and accrued interest are payable in full on December 31, 2011.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name. Under the license agreement, the Company pays royalties to TapouT totaling 15 percent of gross sales of TapouT branded equipment, 5 percent of gross sales of future private label branded equipment, 50 percent of license fees for TapouT training centers and TapouT MMA clubs, and three percent of gross membership fees generate by TapouT training centers and TapouT MMA clubs. The license administration agreement also requires that the Company implement and administer a minimum of ten licenses during each of the calendar years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

On November 18, 2009, the Company entered into a royalty agreement with two related party shareholders which requires the Company to pay a royalty of 3.5 percent to the each of the two related party shareholders calculated on the gross profits generated from sales of TapouT branded equipment. The agreement stipulates that no royalties will be paid on the first $1,200,000 of net revenue generated from TapouT branded equipment sales. As of March 31, 2010, the Company has not incurred any expenses in connection with this royalty agreement.

NOTE 12 - STOCKHOLDERS’ DEFICIT

In December 2009 the stockholders of the Company entered into an operating agreement which included stock subscription notes receivable to restate their respective investment in the Company. The stock subscription notes receivable have been recorded as of the date of the respective contributions of each of the stockholders in the Company. In January 2010, the stock subscription notes receivable were collected in full.

On December 16, 2009 the Company acquired 7Base in a reverse acquisition. See additional details at NOTE 1.

On March 31, 2010, the Company issued 800,000 shares of common stock through a private placement memorandum at $0.25 per share for total proceeds of $200,000.

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

NOTE 14 – CONCENTRATION OF RISK

For the six months ended March 31, 2010, seven unrelated customers comprised 84 percent of total revenues.

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2010, the Company issued 100,000 shares of common stock through a private placement memorandum at $0.25 per share for total proceeds of $25,000.

On May 1, 2010, the Company issued 253,200 shares of common stock through a private placement memorandum at $0.30 per share for total proceeds of $76,020.

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

FISCAL YEAR

Our fiscal year ends on September 30. References to fiscal 2009, for example, refer to our fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of net sales:

	For the Three	For the Three	For the Six	From Inception
	Months Ended	Months Ended	Months Ended	through
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Net sales	100%	100%	100%	100%
Cost of sales	78%	77%	71%	72%
Gross margin	22%	23%	29%	28%

Operating expenses
General and administrative	106%	61%	63%	41%
Guaranteed payments	0%	123%	8%	172%
	106%	185%	70%	212%
Operating income (loss)	-85%	-161%	-41%	-184%
Other income (loss)	-32%	0%	-15%	0%
Provision for income taxes	0%	0%	0%	0%
Net loss	-116%	-161%	-56%	-184%

Comparison of results of operations for the three months ended March 31, 2010 and 2009, for the six months ended March 31, 2010 and from inception through March 31, 2010:

Net Sales

Our net sales are comprised of equipment design and manufacturing, branded merchandise sales and consulting revenue. Net sales increased $577,192 in the six months ended March 31, 2010 from $115,681 in the period from inception through March 31, 2009. The increase in net sales in the six months ended March 31, 2010 over the period from inception through March 31, 2009 reflects the efforts we have made to establish new customer relationships and expand the services that we are providing to our existing customers in the MMA industry.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, wages, royalty expenses, and delivery and installation costs. Gross margin decreased 3% as a percent of sales to $202,250 in the six months ended March 31, 2010 from $36,886 in the period from inception through March 31, 2009. Our gross margin as a percentage of net sales was 29% in the six months ended March 31, 2010, compared with 32% in the period from inception through March 31, 2009. The decrease in gross margin as a percentage of net sales was due in part to the license fees incurred under the license administration agreement with TapouT which is described in the commitments section above. Another factor that has contributed to the decrease in gross margin as a percentage of net sales is the mix of the consulting services that we provided to our customers, as consulting services produce a greater profit margin than equipment sales. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the timing of consulting engagements.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative employees. These expenses also include legal and accounting professional fees, insurance, rent, sales and marketing, and other general corporate expenses. General and administrative expenses increased by 24% of net sales to $434,320 in the six months ended March 31, 2010 from $44,127 in the period from inception through March 31, 2009. The increase in general and administrative expense as a percentage of net sales was primarily due to employee compensation and related expenses, and accounting and professional fees incurred in connection with the reverse acquisition transaction and implementation of financial reporting controls and procedures.

Guaranteed payments

Guaranteed payments incurred during the period from inception through March 31, 2009 relate primarily to stock based compensation paid to the founders of the Company for services rendered. Guaranteed payments incurred during the six months ended March 31, 2010 are for additional accrued compensation to be paid to the founders of the Company for services rendered through December 31, 2009.

Other income (loss)

Other losses incurred during the six months ended March 31, 2010 is primarily due to interest expense recorded in connection with the amortization of the debt discount resulting from beneficial conversion features of convertible notes payable issued during the three months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $203,494 as of March 31, 2010. On the same date, current liabilities outstanding totaled $839,528.

Since inception, the Company has expended substantial resources on formulating and developing its business plan. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $761,480 at March 31, 2010.

COMMITMENTS

The following commitments are significant to the plans and operations of the Company:

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name. Under the license agreement, the Company pays royalties to TapouT totaling 15 percent of gross sales of TapouT branded equipment, 5 percent of gross sales of future private label branded equipment, 50 percent of license fees for TapouT training centers and TapouT MMA clubs, and three percent of gross membership fees generate by TapouT training centers and TapouT MMA clubs. The license administration agreement also requires that the Company implement and administer a minimum of ten licenses during each of the calendar years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers.

On September 28, 2009 the Company entered into an agreement with an unrelated party and a related party stockholder. The agreement requires the Company to pay one third of net revenue generated from the first MMA gym to the unrelated party and one third of the net revenue generated from the first MMA club to the related party stockholder. The agreement also requires the Company to pay ten percent of the Company’s one third share of the net revenue generated from the first MMA club to the related party stockholder until the loan from the related party stockholder totaling $42,000 has been repaid in full.

On September 30, 2009 the Company entered into an agreement with two unrelated parties. The agreement requires that the Company pay two thirds of the net revenue generated from the Company’s second MMA club to the unrelated parties. Additionally, the unrelated parties which funded the second MMA gym build-out will receive all of the net revenues generated from the second MMA club, to be applied to their loan principal until their loan totaling $95,420 has been repaid in full. During the quarter ended March 31, 2010, the Company pre-paid $32,000 of this loan and $31,000 of the loan balance was refinanced with the related party stockholder which financed the build-out of the first MMA club.

On November 18, 2009, the Company entered into a royalty agreement with two related party shareholders which requires the Company to pay a royalty of 3.5 percent to the each of the two related party shareholders calculated on the gross profits generated from sales of TapouT branded equipment. The agreement stipulates that no royalties will be paid on the first $1,200,000 of net revenue generated from TapouT branded equipment sales. As of March 31, 2010, the Company has not incurred any expenses in connection with this royalty agreement.

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

In August 2009, the FASB issued the FASB Accounting Standards Update (ASU) No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) The quoted price of the identical liability when traded as an asset (b) Quoted prices for similar liabilities or similar liabilities when traded as assets. (2) Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognitions and Disclosure Requirements.” Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, “Receivables—Troubled Debt Restructurings by Creditors.” The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

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

•

The Company implemented explicit month-end closing procedures whereby all significant revenue and expense transactions are evaluated to determine that the transactions have been recorded in the proper accounting period.

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

TRUESPORT ALLIANCES & ENTERTAINMENT (Registrant)

Dated: May 24, 2010	By:	/s/ Scott Ence
President and Acting Chief Executive Officer