Form 10-Q
period 2010-06-30
TRUESPORT ALLIANCES & ENTERTAINMENT LTD
filed 2010-09-17
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

 (Exact name of registrant as specified in Charter)

(formerly SEWELL VENTURES, INC.)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5795A Rogers Street

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 15, 2010: 30,353,400 shares of common stock, $0.0001 par value.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FORM 10-Q

June 30, 2010

ITEM 1. Financial Information

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and September 30, 2009	4
Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2010 and 2009 and for the nine months ended June 30, 2010 and from inception through June 30, 2009	5
Consolidated Statements of Stockholders’ Deficit from September 30, 2009 to June 30, 2010 (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2010 and from inception through June 30, 2009	7
Notes to the Consolidated Financial Statements (Unaudited)	8

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$8,796	$4,624
Accounts receivable	93,428	26,102
Related party advances	1,938	10,882
Inventory	12,904	12,500
Other current assets	1,363	2,525
Total current assets	118,429	56,633
Related party notes receivable	524,861	207,555
Property, plant and equipment:
MMA gym buildouts	154,191	90,877
Furniture and equipment	29,844	20,260
Leasehold improvements	16,075	5,525
Computers and equipment	17,607	7,250
Construction in progress	24,360	--
	242,077	123,912
Less accumulated depreciation	(18,865)	(4,786)
	223,212	119,126
Deferred royalty expenses	27,923	--
	$894,425	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$242,106	$60,749
Related party convertible notes payable - current portion	194,960	--
Deferred revenue	169,884	19,754
Related party accrued compensation	116,109	105,850
Other current liabilities	58,260	--
Accrued compensation	32,817	49,440
Notes payable	22,283	--
Total current liabilities	836,419	235,793
Notes payable to stockholders	389,113	362,945
Related party convertible notes payable	143,364	--
Deferred royalty revenue	78,347	--
Related party notes payable	73,000	42,000
	1,520,243	640,738
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized;
none issued and outstanding	--	--
Common stock, $0.0001 par value; 100,000,000 shares authorized;
issued and outstanding, 30,353,400 at June 30, 2010;
20,000,000 at September 30, 2009	3,035	2,000
Additional paid-in capital	565,214	115,875
Stock subscription notes receivable	--	(1,000)
Accumulated deficit	(1,194,067)	(374,299)
Total stockholders' deficit	(625,818)	(257,424)
	$894,425	$383,314

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Consolidated Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	From Inception
	Months Ended	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	$23,673	$69,485	$716,546	$178,366
Cost of sales	15,796	38,468	506,419	116,409
Gross margin	7,877	31,017	210,127	61,957

Operating expenses
General and administrative	364,676	39,920	798,996	84,047
Guaranteed payments	--	72,000	53,260	259,008
	364,676	111,920	852,256	343,055
Operating loss	(356,799)	(80,903)	(642,129)	(281,098)
Other loss
MMA club investment loss	(361)	--	(13,611)	--
Interest expense	(75,427)	--	(164,028)	--
Net loss before provision for income taxes	(432,587)	(80,903)	(819,768)	(281,098)
Provision for income taxes	--	--	--	--
Net loss	$(432,587)	$(80,903)	$(819,768)	$(281,098)

Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average shares outstanding -
basic and diluted	30,269,862	19,343,253	26,998,379	17,890,196

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Consolidated Statement of Stockholders' Deficit

From September 30, 2009 to June 30, 2010

				Stock
			Additional	subscriptions		Total
	Common stock		paid-in	notes	Accumulated	stockholders'
	Shares	Amount	Capital	receivable	deficit	deficit
Balance,
September 30, 2009	20,000,000	$2,000	$115,875	$(1,000)	$(374,299)	$(257,424)

Stock issued for acquisition	9,200,000	920	(920)	--	--	--

Payment of stock subscription
notes receivable	--	--	--	1,000	--	1,000

Stock issued through private
placement memorandum	1,153,400	115	300,905	--	--	301,020

Debt discount resulting from
beneficial conversion feature
of convertible notes payable			149,354			149,354

Net loss	--	--	--	--	(819,768)	(819,768)
Balance,
June 30, 2010 (unaudited)	30,353,400	$3,035	$565,214	$--	$(1,194,067)	$(625,818)

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine	From Inception
	Months Ended	through
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(819,768)	$(281,098)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,079	1,136
Interest expense due to amortization of debt discount	149,354	--
Stock based compensation expense	--	90,751
Changes in current assets and liabilities:
Accounts receivable	(67,326)	(20,964)
Related party advances	8,944	(9,422)
Inventory	(404)	--
Other current assets	1,162	--
Deferred royalty expenses	(27,923)	--
Accounts payable	165,557	24,868
Accrued compensation	(16,623)	107,940
Related party accrued compensation	10,259	--
Deferred revenue	150,130	--
Accrued interest payable	11,835	--
Deferred royalty revenue	78,347	--
Other current liabilities	58,260	--
Net cash used in operating activities	(284,117)	(86,789)
Cash flows from investing activities:
Capital expenditures	(102,365)	(104,859)
Loans to related parties	(317,306)	(134,183)
Net cash used in investing activities	(419,671)	(239,042)
Cash flows from financing activities:
Proceeds from issuance of common stock	301,020	21,124
Borrowings on convertible notes payable - related parties	334,340	--
Borrowings on notes payable	95,420	173,545
Borrowings on notes payable - related parties	49,600	134,400
Repayments of notes payable	(73,420)	--
Proceeds from repayment of stock subscription notes receivable	1,000	--
Net cash provided by financing activities	707,960	329,069
Net increase in cash	4,172	3,238
Cash, at beginning of period	4,624	-
Cash, at end of period	$8,796	$3,238

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$--	$--
Cash paid for income taxes	$--	$--

Schedule of non-cash investing and financing activities:
Equipment purchased on accounts payable	$15,800	$--
Equipment contributed by shareholders	$--	$5,000
Debt discount due to beneficial conversion feature of convertible debt	$149,354	$--

See accompanying notes to the consolidated financial statements.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

(formerly SEWELL VENTURES, INC.)

Notes to Consolidated Financial Statements

June 30, 2010

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

The following schedule presents the unaudited pro forma condensed statements of operations of the Company for the nine months ended June 30, 2010 and from inception through June 30, 2009 as if the Exchange had occurred at the inception date of October 17, 2008. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the inception date, nor is it necessarily indicative of future results.

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

Pro Forma Condensed Statements of Operations

(Unaudited)

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	For the Three	For the Three	For the Nine	From Inception
	Months Ended	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	$23,673	$69,485	$716,546	$178,366
Cost of sales	15,796	38,468	506,419	116,409
Gross margin	7,877	31,017	210,127	61,957
Operating expenses
General and administrative	364,676	42,864	807,307	96,702
Guaranteed payments	--	72,000	53,260	259,008
	364,676	114,864	860,567	355,710
Other income (loss)	(75,788)	--	(177,639)	--
Net loss	$(432,587)	$(83,847)	$(828,079)	$(293,753)

Net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding -
basic and diluted	30,269,862	28,543,253	29,559,551	27,090,196

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

The consolidated financial statements include all the accounts of Truesport as of and for the interim period ended June 30, 2010. Truesport is included as of December 16, 2009 (date of acquisition) and for the period from December 16, 2009 (date of acquisition) through June 30, 2010. All inter-company balances and transactions have been eliminated.

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

Depreciation expense for the three months ended June 30, 2010 and 2009 was $5,930 and $455, respectively; and depreciation expense for the nine months ended June 30, 2010 and from inception through June 30, 2009 was $14,079, and $1,135, respectively.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. With regard to multiple element revenue arrangements, revenue is recognized only when vendor specific objective evidence of fair value has been established for all remaining undelivered elements in the arrangement. Service revenues are recognized generally at an hourly rate when the related services are performed. License revenues are recognized ratably over the term of the related agreements, which in most cases are five years.

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

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009, and also amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) on July 21, 2010. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million (“small public companies”) have been given extra time to design, implement and document these internal controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Dodd-Frank Act amends Section 404(b) such that small public companies are not required obtain an auditor’s attestation report on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

NOTE 3 – MANAGEMENT PLANS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,194,067 as of June 30, 2010.

While the Company does have an accumulated deficit of $1,194,067 as of June 30, 2010, the Company has cash on hand of $8,796 as of June 30, 2010 and sales were $716,546 for the nine months ended June 30, 2010 which generated a gross profit of $210,127. The Company believes in the viability of its strategy to generate profits and in its ability to grow organically; however, the Company intends to seek additional financing through additional equity offerings. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional capital, to further implement its business strategy and to generate sufficient profits. Management believes that the actions presently being taken to implement the Company’s strategy provide the opportunity for the Company to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2010, the Company made advances to three related party stockholders including one director. The balance of advances to related parties totaled $1,938 as of June 30, 2010.

During the nine months ended June 30, 2010, the Company sold equipment merchandise to a related party owned by three related party stockholders and one director. The equipment was sold for $22,000, at cost with no profit margin.

The Company borrowed $338,324 from related parties, including interest, under the terms of convertible notes payable. See additional details at Note 8 below.

NOTE 5 – RELATED PARTY NOTES RECEIVABLE

During the nine months ended June 30, 2010, the Company loaned $317,306 to four related party stockholders including two directors and the President and Chief Executive Officer of the Company who is also a director. The loans are non interest bearing and are payable on demand. The balance of notes receivable from related parties totaled $524,861 as of June 30, 2010.

NOTE 6– ACCRUED COMPENSATION AND RELATED PARTY ACCRUED COMPENSATION

The Company entered into compensation agreements with several independent contractors which provide for guaranteed minimum payments to the contractors through December 31, 2009. Related party accrued compensation includes accrued compensation due to five stockholders including one director and the President who is also the chairman of the board of directors totaling $116,109 as of June 30, 2010, including accrued interest payable of $2,258. The accrued compensation to related party stockholders is due on demand and accrues interest at four percent annually. The unpaid portion of these contracts has been recorded in accrued compensation on the accompanying balance sheet.

NOTE 7– DEFERRED REVENUE

The Company received deposits from customers for goods and services which were not rendered or delivered as of June 30, 2010. The deposits received from the customer totaled $169,884 as of June 30, 2010. The revenue associated with these contracts has been included in deferred revenue as of June 30, 2010 and will be recognized upon completion of the services and delivery of the goods.

NOTE 8—DEFERRED ROYALTY REVENUE AND EXPENSES

On May 26, 2009 the Company entered into a license administration agreement with TapouT, LLC (“TapouT”) to administer licenses to third parties to operate MMA gym facilities and standalone training centers under the TapouT name. Under the license agreement, the Company pays royalties to TapouT totaling 15 percent of gross sales of TapouT branded equipment, 5 percent of gross sales of future private label branded equipment, 50 percent of license fees for TapouT training centers and TapouT MMA clubs, and three percent of gross membership fees generate by TapouT training centers and TapouT MMA clubs. The license administration agreement also requires that the Company implement and administer a minimum of ten licenses during each of the calendar years ended December 31, 2010, 2011, 2012, and 2013, of which a minimum of eight are required to be standalone TapouT training centers. The license royalty income and related expenses are recognized on a pro-rata basis over the period of time covered by the license agreement. Deferred royalty revenue and expenses resulting from these license agreements as of June 30, 2010 were $78,347 and $27,923, respectively.

On November 18, 2009, the Company entered into a royalty agreement with two related party shareholders which requires the Company to pay a royalty of 3.5 percent to the each of the two related party shareholders calculated on the gross profits generated from sales of TapouT branded equipment. The agreement stipulates that no royalties will be paid on the first $1,200,000 of net revenue generated from TapouT branded equipment sales. As of June 30, 2010, the Company has not incurred any expenses in connection with this royalty agreement.

NOTE 9—CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On March 18, 2010 a related party loaned the Company $51,000. The note bears interest at five percent annually, matures on December 31, 2010, and has a conversion feature whereby the promissory note is convertible to common stock no earlier than May 1, 2010 at an exercise price 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in a beneficial conversion feature.

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

The Company borrowed $139,000 from various related parties under convertible notes payable from May 2010 to June 2010. The promissory notes mature from August 2010 to June 2011, bear interest between five and six percent, and have a conversion feature whereby the promissory notes are convertible to common stock no earlier than July 1, 2010 at an exercise price 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, however, the conversion features are not beneficial because the fair value of the stock price on the issuance date of each convertible note was less than the minimum conversion price of $0.50 per share.

Accrued interest payable on the convertible notes payable totaled $3,984 as of June 30, 2010.

NOTE 10 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLE

In connection with the build-out of two Mixed Martial Arts (“MMA”) gym facilities, the Company borrowed funds from a related party and an unrelated party to finance the MMA gym build-outs. As of June 30, 2010, the balance of the related party note payable and the note payable was $73,000 and $22,283 including interest, respectively. The notes are to be repaid according to the following terms:

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

•

On September 30, 2009 the Company entered into an agreement with two unrelated parties. The agreement requires that the Company pay two thirds of the net revenue generated from the Company’s second MMA club to the unrelated parties. Additionally, the unrelated parties which funded the second MMA gym build-out will receive all of the net revenues generated from the second MMA club, to be applied to their loan principal until their loan totaling $22,283 has been repaid in full.

Neither of the two MMA gym build-outs financed by these notes payable have generated positive net revenue as of June 30, 2010.

Additionally, related party stockholders have loaned the Company $389,113 including interest as of June 30, 2010. These notes accrue interest at four percent annually. Accrued interest payable on these notes totals $7,568 as of June 30, 2010. The principal and accrued interest are payable in full on December 31, 2011.

NOTE 11 – INCOME TAXES

The Company’s total deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for federal income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has entered into various license agreements and profit sharing agreements with related and unrelated parties under which the Company is obligated to perform in accordance with the terms of the agreements (see Notes 8 and 10).

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

On May 1, 2010, the Company issued 253,400 shares of common stock through a private placement memorandum at $0.30 per share for total proceeds of $76,020.

NOTE 14 – STOCK BASED COMPENSATION PLAN

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

NOTE 15 – CONCENTRATION OF RISK

For the six months ended June 30, 2010, seven unrelated customers comprised 86 percent of total revenues.

NOTE 16 – SUBSEQUENT EVENTS

In July 2010, the Company borrowed $57,000 from the President and Acting Chief Executive Officer, who is also the Chairman of the Board and a shareholder. The promissory notes mature in July 2011, bear interest between five and six percent, and have a conversion feature whereby the promissory notes are convertible to common stock no earlier than July 1, 2010 at an exercise price 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, however, the conversion features are not beneficial because the fair value of the stock price on the issuance date of each convertible note was less than the minimum conversion price of $0.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of net sales:

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.

Consolidated Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	From Inception
	Months Ended	Months Ended	Months Ended	through
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Net sales	100%	100%	100%	100%
Cost of sales	67%	55%	71%	65%
Gross margin	33%	45%	29%	35%

Operating expenses
General and administrative	1540%	57%	112%	47%
Guaranteed payments	0%	104%	7%	145%
	1540%	161%	119%	192%
Operating income (loss)	-1507%	-116%	-90%	-158%
Other income (loss)	-320%	0%	-25%	0%
Provision for income taxes	0%	0%	0%	0%
Net loss	-1827%	-116%	-114%	-158%

Comparison of results of operations for the three months ended June 30, 2010 and 2009, for the nine months ended June 30, 2010 and from inception through June 30, 2009:

Net Sales

Our net sales are comprised of equipment design and manufacturing, branded merchandise sales and consulting revenue. Net sales increased $538,180 in the nine months ended June 30, 2010 from $178,366 in the period from inception through June 30, 2009. The increase in net sales in the nine months ended June 30, 2010 over the period from inception through June 30, 2009 reflects the efforts we have made to establish new customer relationships and expand the services that we are providing to our existing customers in the MMA industry.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, wages, royalty expenses, and delivery and installation costs. Gross margin decreased 5.4% as a percent of sales to $210,127 in the nine months ended June 30, 2010 from $61,957 in the period from inception through June 30, 2009. Our gross margin as a percentage of net sales was 29.3% in the nine months ended June 30, 2010, compared with 34.7% in the period from inception through June 30, 2009. The decrease in gross margin as a percentage of net sales was due in part to the license fees incurred under the license administration agreement with TapouT which is described in the commitments section above. Another factor that has contributed to the decrease in gross margin as a percentage of net sales is the mix of the consulting services that we provided to our customers, as consulting services produce a greater profit margin than equipment sales. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the timing of consulting engagements.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative employees. These expenses also include legal and accounting professional fees, insurance, rent, sales and marketing, and other general corporate expenses. General and administrative expenses increased by 64% of net sales to $798,996 in the nine months ended June 30, 2010 from $84,047 in the period from inception through June 30, 2009. The increase in general and administrative expense as a percentage of net sales was primarily due to employee compensation and related expenses, and accounting and professional fees incurred in connection with the reverse acquisition transaction and implementation of financial reporting controls and procedures required for public companies.

Guaranteed payments

Guaranteed payments incurred during the period from inception through June 30, 2009 relate primarily to stock based compensation paid to the founders of the Company for services rendered. Guaranteed payments incurred during the nine months ended June 30, 2010 are for additional accrued compensation to be paid to the founders of the Company for services rendered through December 31, 2009.

Other income (loss)

Other losses incurred during the nine months ended June 30, 2010 are primarily due to interest expense recorded in connection with the amortization of the debt discount resulting from beneficial conversion features of convertible notes payable issued during the three months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $8,796 as of June 30, 2010. On the same date, current liabilities outstanding totaled $836,419.

Since inception, the Company has expended substantial resources on formulating and developing its business plan. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $1,194,067 at June 30, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009, and also amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) on July 21, 2010. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million (“small public companies”) have been given extra time to design, implement and document these internal controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Dodd-Frank Act amends Section 404(b) such that small public companies are not required obtain an auditor’s attestation report on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

We maintain disclosure controls and procedures that are designed Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of June 30, 2010, management assessed the effectiveness of our ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

(1) Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

(2) Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Quarterly Report on form 10-Q for the quarter ended June 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 4. Removed and Reserved.

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

TRUESPORT ALLIANCES & ENTERTAINMENT (Registrant)

Dated: September 15, 2010	By:	/s/ Scott Ence
President and Acting Chief Executive Officer