Form 10-K
period 2010-09-30
ePunk, Inc.
filed 2011-08-15
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ______________

Commission File Number: 000-52810

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
(Exact name of small business issuer as specified in its charter)

Nevada	26-1395403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34105 Pacific Coast Highway Dana Point, CA 92629 (Address of principal executive offices)

(949) 429-7868

 (Registrant's telephone number, including area code)

TRUESPORT ALLIANCES & ENTERTAINMENT, LTD.
5795-A Rogers Street
Las Vegas, Nevada 89118

 (Former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 25,058,534 shares of common stock outstanding as of August 11, 2011.  The shares of common stock outstanding reflect the 100:1 reverse split effected by a majority of the shareholders on June 20, 2011 and subsequent issuance of 24,750,000 shares on July 8, 2011.  The registrant’s common stock is listed but not traded on the Over the Counter exchange under the symbol “PUNK.OB”.

Documents Incorporated by Reference:  None.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)

Table of Contents to the Annual Report on Form 10-K
 for the Fiscal Year Ended September 30, 2010

Rule 8-02 of Regulation S-X requires that annual financial statements included in annual reports on Form 10-K be audited by an independent public accountant using professional standards and procedures for conducting such audits, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company has not obtained an audit of its financial statements included in the report before the filing date due to the inability of current management to gain the cooperation of former management who holds the prior Company’s records. Consequently the accompanying financial statements as of September 30, 2010 and for the year then ended have not been audited by an independent public accountant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in the documents incorporated by reference into this Annual Report on Form 10-K, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

PART I

ITEM 1.  BUSINESS.

ACQUISITION AND REORGANIZATION

On December 16, 2009, the date of the Acquisition of Seven Base Consulting, LLC. (“7Base”), 7Base was adopted as our business.  The merger was accounted for as a reverse merger with Seven Base Consulting, LLC deemed the accounting acquirer.  The Company then changed our name to Truesport Alliances and Entertainment, Ltd. (“Truesport”).  Then, on April 22, 2011, the Company entered into an agreement with Seven Base Consulting, LLC and LMS, LLC for the purpose of separating the business of 7Base from the business of Truesport.  In exchange for all the assets, liabilities (except approximately $359,000 of notes payable) and business of every kind of 7Base, ePunk, Inc. (fka Truesport) received back to treasury and canceled 9,000,000 (Pre reverse split) shares of its common stock.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been reclassified to reflect the impact of the discontinued operations of our 7Base business activities, which was the sole focus of the Company during 2010.  Unless otherwise noted, the information provided within our MD&A reflects only the continued operations of our business.

Corporate Information

ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007 to search for investment opportunities.

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

As a result of the ownership interests of the former shareholders of 7Base, for financial statement reporting purposes, the merger between the Company and 7Base was treated as a reverse acquisition with 7Base deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger was deemed a capital transaction and the net assets of 7Base (the accounting acquirer) were carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of 7Base which are recorded at historical cost. The equity of the Company is the historical equity of 7Base retroactively restated to reflect the number of shares issued by the Company in the transaction.

On January 15, 2010, the Issuers name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada and restated the articles of incorporation changing the name to Truesport Alliances & Entertainment, Ltd.

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been reclassified to reflect the impact of the discontinued operations of our 7Base business activities, which was the sole focus of the Company during 2010.  Unless otherwise noted, the information provided within our MD&A reflects only the continued operations of our business.

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company, nor will any be compensated for their services as officers or directors of the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 100 for 1 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger will be accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger will be reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  We will account for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) will be presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

Our principal executive offices are located at 34105 Pacific Coast Highway, Dana Point, CA 92629, and our telephone number is (949) 429-7868

Employees

        At September 30, 2010 we had 3 full-time employees.  There are no collective bargaining contracts covering any of our employees.  We believe our relationship with our employees is satisfactory.

ITEM 1A.  RISK FACTORS.

        We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 34105 Pacific Coast Highway, Dana Point, CA 92629.  We lease our office for $4,525 per month beginning on July 15, 2011 on a month-to-month basis.

We believe our facilities are currently suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has listed on the OTCBB since September 1, 2009 under the symbol “SEWE.OB.”  Prior to that date, our common stock was not actively traded in the public market.  As a result of the Merger with Seven Base Consulting, LLC in December 2009 and change in our name to Truesport Alliances & Entertainment, Ltd , our common stock has been listed on the OTCBB since approximately January 2010 under the symbol “TSAN.OB.”  As a result of our name change to ePunk, Inc. In June 2011, our common stock has been listed on the OTCBB since June 2011 under the symbol “PUNK.PK.”  Since there has been no active trading of our securities there is no high and low bid pricing.

If and when our common stock is traded, the price of our common stock will likely fluctuate.  The stock market in general has experienced extreme stock price fluctuations in the past few years.  In some cases, these fluctuations have been unrelated to the operating performance of the affected companies.  Many companies have experienced dramatic volatility in the market prices of their common stock.  We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially.  Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	Our financial position and results of operations;
•	Concern as to, or other evidence of, the reliability and efficiency of our proposed products and services to our competitors’ products and services;
•	Announcements of innovations or new products or services by us or our competitors;
•	Federal and state governmental regulatory actions and the impact of such requirements on our business;
•	The development of litigation against us;
•	Period-to-period fluctuations in our operating results;
•	Changes in estimates of our performance by any securities analysts;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	The issuance of new equity securities pursuant to a future offering or acquisition;
•	Changes in interest rates;
•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Investor perceptions of our Company; and
•	General economic and other national conditions.

Holders

As of September 30, 2010, we had 43 stockholders of record of 308,534 shares of our common stock.  There are no shares held by broker-dealers.  76,176 shares are owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business.  The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.  We did not pay cash dividends in the years ended September 30, 2010 and 2009.

Transfer Agent

The transfer agent and registrar for our common stock is Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Equity Compensation Plans

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

The total number of shares of common stock that may be subject to Awards under the Plan will not exceed five million (5,000,000) shares.  No stock or options were granted under the Plan through September 30, 2010.

Recent Sales of Unregistered Securities

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

On June 30, 2010, the Company issued Scott Ence, CEO, 500,000 shares of common stock valued at $0.025 per share and used the issuance to repay certain liabilities owed to Mr. Ence.

All funds received from the sale of our shares were used for working capital purposes.

All shares bear a legend restricting their disposition.

The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act.  Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act.  In addition, there was no general solicitation or advertising for the purchase of our shares.  Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion.  Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the SEC, including the following:

•
Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

•	The information contained in an annual report on Form 10-K under the Exchange Act.

•
The information contained in any reports or documents required to be filed under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in San West’ affairs that are not disclosed in the documents furnished.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov.  All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6.  SELECTED FINANCIAL DATA.

A registrant that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this prospectus.

This prospectus contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The following discussion and analysis of the results of operations and financial condition of the Company for the years ended September 30, 2010 and 2009 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Prospectus.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  We use words such as “anticipate,” “estimate,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expression to identify forward-looking statements.

Recent Events

ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007 to search for investment opportunities.

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

As a result of the ownership interests of the former shareholders of 7Base, for financial statement reporting purposes, the merger between the Company and 7Base was treated as a reverse acquisition with 7Base deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger was deemed a capital transaction and the net assets of 7Base (the accounting acquirer) were carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of 7Base which are recorded at historical cost. The equity of the Company is the historical equity of 7Base retroactively restated to reflect the number of shares issued by the Company in the transaction.

On January 15, 2010, the Issuers name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada and restated the articles of incorporation changing the name to Truesport Alliances & Entertainment, Ltd.

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been reclassified to reflect the impact of the discontinued operations of our 7Base business activities, which was the sole focus of the Company during 2010.  Unless otherwise noted, the information provided within our MD&A reflects only the continued operations of our business.

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonsales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company, nor will any be compensated for their services as officers or directors of the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 100 for 1 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger will be accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger will be reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  We will account for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) will be presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note A of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
•	Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

In preparing our financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

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

Stock-Based Compensation

The Company accounts for all compensation related to stock, options and warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  When issued, we use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.

  In calculating this fair value, there are certain assumptions that we use consisting of:

1)
The expected life of the option.  No incentive stock options have been granted to date.  In the event the Company issues employee options, we will base our determination of expected life on the guidance in ASC 718-10-55-29 to 34.  The Company utilizes the contract term of each non qualified option except in the event that the option is not transferrable in which case we apply the aforementioned guidance in determining the expected term.

2)	Risk-free interest rate. We use the treasury bill rate that most closely aligns with the duration of the derivative.
3)	Dividend yield. Until a dividend is offered this input will always be zero.
4)	Volatility. We use the Dow Jones Internet Composite Index (Ticker: FDN) from inception of the index to the date of grant.
5)	Forfeiture rate. To date this rate has been zero.
6)	Stock price (see discussion below).

The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

We may periodically issue common stock as compensation.  Pursuant to ASC 505-50-30-6 issuances are valued using the market price of the stock or value of the services rendered on the date of the related agreement, whichever is more readily determinable.  To date, common stock granted and issued for services has been issued free of obligation to the recipient and for no consideration.  The shares are valued at the price non-employees are willing to accept as payment in lieu of cash, which, historically, has been the price per share of recent sales of unregistered securities or value of debt converted to common stock.

Long-lived Assets

Long-lived assets, comprised of equipment, and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations.  When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis.  The new cost basis will be depreciated (amortized) over the remaining useful life of that asset.  Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last two years.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past two fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current period and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

When accounting for Uncertainty in Income Taxes, first, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company underwent a change of control for income tax purposes on October 8, 2003 according to Section 381 of the Internal Revenue Code.  The Company’s utilization of U.S. Federal net operating losses will be limited in accordance to Section 381 rules.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS

Results of Operations

Year Ended September 30, 2010 Compared With the Year Ended September 30, 2009

As of April 22, 2011, the operations of the Company were discontinued pursuant to the Agreement and Plan of Reorganization.  As such, all operations for 2009 and a majority of the operations for 2010 were adjusted and are reflected as discontinued operations.  The adjustment of all 2009 operations to “discontinued operations” is due to the method of accounting employed as a result of the reverse merger with Seven Base Consulting, LLC on December 16, 2009 whereby the historical operations of Seven Base Consulting, LLC are reflected as the historical operations of the merged company.  Since the business of Seven Base Consulting, LLC was discontinued, so was the entirety of their operations during the year ended September 30, 2009.   The discussion below reflects the discontinued operations as if they occurred from October 1, 2008.

Revenues

None.

Operating Expenses

Total operating expenses for the year ended September 30, 2009 were approximately $20,877 compared to $0 for the year ended September 30, 2009.  The $20,877 represents the non Seven Base Consulting, LLC expenses incurred by the Company during 2010.

Other Income and Expense

Total other income and expense was expense of $157,050 for the year ended September 30, 2010 compared to $0 of expense for the year ended September 30, 2009.  The $157,050 represents $149,354 of beneficial conversion being amortized and $7,696 of interest expense on related party convertible notes payable that remained on the books of the Company and did not transfer to Seven Base Consulting, LLC pursuant to the April 22, 2011 Agreement and Plan of Reorganization.

Loss from Continuing Operations

Our loss from continuing operations was $177,927 for the year ended September 30, 2010, compared to a loss from continuing operations of $0 for the year ended September 30, 2009.

Loss from Discontinued Operations

Our loss from discontinued operations was $875,265 for the year ended September 30, 2010, compared to a loss from discontinued operations of $374,299 for the year ended September 30, 2009.  The $500,966 increase in the loss from discontinued operations is the result of increased business activities after the merger between Seven Base Consulting, LLC and Sewell Ventures, Inc. (now ePunk, Inc.) on December 16, 2009.

Net Loss

As a result of the foregoing, our net loss was $1,053,192 for the year ended September 30, 2010, compared to a net loss of $374,299 for the year ended September 30, 2009.

Liquidity and Capital Resources

The Company had cash of $0 from continuing operations and $2,815 from discontinued operations and current assets of $909,954 as of September 30, 2010.  On the same date, current liabilities totaled $1,463,696.

Since inception, the Company has expended substantial resources on formulating and developing its business plan.  Consequently, we have sustained substantial losses.  The Company has an accumulated deficit of $1,427,491 at September 30, 2010.

Net cash used by operating activities was $334,499 for the year ended September 30, 2010 as compared to $94,978 for the year ended September 30, 2009.

Net cash used by investing activities was $434,578 for the year ended September 30, 2010 as compared to cash used of $315,467 for the year ended September 30, 2009.

Net cash provided by financing activities was $767,268 for the year ended September 30, 2010 as compared to $415,069 for the year ended September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The unaudited financial statements and accompanying notes have not been audited by an independent public accountant as required by Regulation S-X because of the inability of current management to gain the cooperation of former management who holds the prior Company’s records.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Balance Sheets

	September 30,
	2010	2009
ASSETS
Current assets:
Cash	$-	$-
Assets of discontinued operations (Note B)	909,954	383,314
Total current assets	909,954	383,314

Total assets	$909,954	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party convertible notes payable - current (Note C)	167,037	-
Liabilities of discontinued operations (Note B)	1,296,659	640,738
Total current liabilities	1,463,696	640,738
Related party convertible notes payable (Note C)	180,500	-
Total liabilities	1,644,196	640,738

Commitments and contingencies

Stockholders' deficit (Note D):
Preferred stock, $0.0001 par value; 25,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 308,534 and 200,000 at September 30, 2010 and 2009, respectively.	31	20
Additional paid-in capital	693,218	117,855
Stock subscription receivable	-	(1,000)
Accumulated deficit	(1,427,491)	(374,299)
Total stockholders' deficit	(734,242)	(257,424)
Total liabilities and stockholder's deficit	$909,954	$383,314

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Operations
For the Years Ended September 30, 2010 and 2011

	Year Ended
	September 30,
	2010	2009
Net sales	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative	20,877	-

	20,877	-
Operating (loss)	(20,877)	-
Non-operating (expense) income:
Amortization of beneficial conversion feature	(149,354)	-
Interest expense	(7,696)	-
	(157,050)	-
Loss from continuing operations before income taxes	(177,927)	-
Income tax provision (benefit)	-	-
Loss from continuing operations	(177,927)	-
Loss from discontinued operations	(875,265)	(374,299)
Net Loss	$(1,053,192)	$(374,299)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.64)	$-
Income (loss) from discontinued operations	(3.13)	(2.03)
Net income (loss) per share	$(3.77)	$(2.03)

Weighted average common shares outstanding basic	279,417	184,464

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statement of Stockholder's Equity
For the Years Ended September 30, 2010 and 2009

			Additional	Stock		Total
	Common stock		paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at inception, October 17, 2008	-	$-	$-	$-	$-	$-

Stock issued to founders	131,494	13	91,395	(657)	-	90,751
Stock issued for cash and equipment	68,506	7	26,460	(343)	-	26,124
Net loss	-	-	-	-	(374,299)	(374,299)
Balance, September 30, 2009	200,000	20	117,855	(1,000)	(374,299)	(257,424)

Stock issued for acquisition	92,000	9	(9)	-	-	-
Stock issued through private
placement memorandum	11,534	1	301,019	-	-	301,020
Stock issued for liabilities	2,975	1	74,370	-	-	74,371
Stock issued for services	2,025	-	50,629			50,629
Payment of stock subscription
receivable	-	-	-	1,000	-	1,000
Debt discount resulting from
beneficial conversion feature
of convertible notes payable	-	-	149,354	-	-	149,354
Net loss	-	-	-	-	(1,053,192)	(1,053,192)
Balance, September 30, 2010	308,534	$31	$693,218	$-	$(1,427,491)	$(734,242)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Years Ended September 30, 2010 and 2011

	Year Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(177,927)	$-
Income (loss) from discontinued operations	(875,265)	(374,299)
Income (loss) from continuing operations	(1,053,192)	(374,299)
Reconciliation to net cash provided by (used in)
continuing operations:
Interest expense due to amortization of debt discount	149,354	-
Changes in certain assets and liabilities:	-	-
Net cash provided (used) by operating activities of continuing operations	(28,573)	-
Net cash provided (used) by operating activities of discontinued operations	(305,926)	(94,978)
Net cash provided (used) by operating activities	(334,499)	(94,978)
Cash flows from investing activities:
Capital expenditures, net	-	-

Net cash provided (used) by investing activities of continuing operations	-	-
Net cash provided (used) by investing activities of discontinuing operations	(434,578)	(315,467)
Net cash provided (used) by investing activities	(434,578)	(315,467)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	301,020	-
Borrowings on convertible notes payable - related parties	347,537	-
Proceeds from repayment of stock subscription receivable	1,000	-
Net cash provided (used) by financing activities from continuing operations	649,557	-
Net cash provided (used) by financing activities from discontinued operations	117,711	415,069
Net cash provided (used) by financing activities	767,268	415,069
Net increase in cash	(1,809)	4,624
Cash - beginning of period	-	-
Cash of discontinued operations - beginning of period	4,624	-
Less cash of discontinued operations - end of period	(2,815)	(4,624)
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies

Organization
ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007 to search for investment opportunities.

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

As a result of the ownership interests of the former shareholders of 7Base, for financial statement reporting purposes, the merger between the Company and 7Base was treated as a reverse acquisition with 7Base deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger was deemed a capital transaction and the net assets of 7Base (the accounting acquirer) were carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of 7Base which are recorded at historical cost. The equity of the Company is the historical equity of 7Base retroactively restated to reflect the number of shares issued by the Company in the transaction.

On January 15, 2010, the Issuers name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada and restated the articles of incorporation changing the name to Truesport Alliances & Entertainment, Ltd.

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been reclassified to reflect the impact of the discontinued operations of our 7Base business activities, which was the sole focus of the Company during 2010.  Unless otherwise noted, the information provided within our MD&A reflects only the continued operations of our business.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Organization (Continued)

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonsales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company, nor will any be compensated for their services as officers or directors of the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 100 for 1 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger will be accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger will be reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  We will account for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) will be presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development activities and sales initiatives, the Company has sustained operating losses and has an accumulated deficit of $1,427,491 and $374,299 at September 30, 2010 and 2009, respectively.  In addition, the Company has negative working capital of $553,742 and $257,424 at September 30, 2010 and 2009, respectively.

The Company has and will continue to use significant capital to commercialize its products.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents may at times exceed federally insured limits.  To minimize this risk, the Company places its cash and cash equivalents with high credit quality institutions.

Accounts Receivable
Accounts receivable are reported at the customers' outstanding balances.  The Company does not have a history of significant bad debt and has not recorded any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Fixed assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time fixed assets are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the assets.    The estimated useful lives used are 3 years for computer equipment, office equipment and software.  Accelerated methods of depreciation of fixed assets are used for income tax purposes.

Revenue recognition policy
Revenue for our services is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed.

Deferred Revenue: Revenue is deferred for any undelivered elements and is recognized upon product delivery or when the service has been performed.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Sales and marketing costs
Sales and marketing expenses include advertising expenses, seminar expenses, commissions and personnel expenses for sales and marketing.  Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and accounts receivable. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

 “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

The company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of September 30, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of September 30, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of September 30, 2010.

Research and Development
Expenses related to present and future products are expensed as incurred.

Earnings (Loss) per common share
The Company reports both basic and diluted earnings (loss) per share.  Basic loss per share is calculated using the weighted average number of common shares outstanding in the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the “treasury stock” method and convertible securities using the “if-converted” method.

Impairment of Long-Lived Assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation
The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  In calculating this fair value, there are certain assumptions that we use consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

We periodically issue common stock as compensation.  Pursuant to ASC 505-50-30-6 issuances are valued using the market price of the stock or value of the services rendered on the date of the related agreement, whichever is more readily determinable.  To date, common stock granted and issued for services has been issued free of obligation to the recipient and for no consideration.  The shares are valued at the price non-employees are willing to accept as payment in lieu of cash, which, historically, has been the price per share of recent sales of unregistered securities or value of debt converted to common stock.

Recent Accounting Pronouncements
On July 1, 2009, the FASB officially launched the FASB ASC 105 - Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 –The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009.  The Company adopted this statement no significant financial impact.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, this statement had no impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements.”  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note K, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures,” related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the third quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity,” amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the third quarter of 2009 without significant impact to our financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments,” to require interim disclosures about the fair value of financial instruments.”  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the third quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations,” that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the third quarter of 2009 without significant impact to the financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other on accounting for defensive intangible assets.”  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

NOTE B – DISCONTINUED OPERATIONS

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000 as of the date above.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been adjusted to reflect the impact of the discontinued operations of our 7Base business activities, which was the sole focus of the Company during 2010.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Balance Sheets
	2010			2009
	September 30,			September 30,
	2010	Adjustments	Total	2009	Adjustments	Total
ASSETS
Current assets:
Cash	$2,815	$(2,815)	$-	$4,624	$(4,624)	$-
Accounts receivable	66,855	(66,855)	-	26,102	(26,102)	-
Related party advances	-	-	-	10,882	(10,882)	-
Inventory	72,861	(72,861)	-	12,500	(12,500)	-
Other current assets	1,317	(1,317)	-	2,525	(2,525)	-
Assets of discontinued operations	-	909,954	909,954	-	383,314	383,314

Total current assets	143,848	766,106	909,954	56,633	326,681	383,314
Related party notes receivable	576,698	(576,698)	-	207,555	(207,555)	-
Property, plant and equipment:
MMA gym buildouts	103,021	(103,021)	-	90,877	(90,877)	-
Furniture and equipment	21,144	(21,144)	-	20,260	(20,260)	-
Leasehold improvements	22,875	(22,875)	-	5,525	(5,525)	-
Computers and equipment	18,507	(18,507)	-	7,250	(7,250)	-
Construction in progress	23,800	(23,800)	-	-	-	-

	189,347	(189,347)	-	123,912	(123,912)	-
Less accumulated depreciation	(26,300)	26,300	-	(4,786)	4,786	-
	163,047	(163,047)	-	119,126	(119,126)	-
Deferred royalty expenses	26,361	(26,361)	-	-	-	-
Total assets	$909,954	$-	$909,954	$383,314	$-	$383,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$292,840	$(292,840)	$-	$60,749	$(60,749)	$-
Deferred revenue	243,895	(243,895)	-	19,754	(19,754)	-
Accrued compensation	32,817	(32,817)	-	49,440	(49,440)	-
Accrued compensation - related party	94,118	(94,118)	-	105,850	(105,850)	-
Notes payable	22,109	(22,109)	-	-	-	-
Related party convertible notes payable - current	201,624	(34,587)	167,037	-	-	-
Other current liabilities	57,611	(57,611)	-	-	-	-
Liabilities of discontinued operations		1,296,659	1,296,659	-	640,738	640,738

Total current liabilities	945,014	518,682	1,463,696	235,793	404,945	640,738
Notes payable to stockholders	392,960	(392,960)	-	362,945	(362,945)	-
Related party convertible notes payable	180,500	-	180,500	-	-	-
Deferred royalty revenue	52,722	(52,722)	-	-	-	-
Related party notes payable	73,000	(73,000)	-	42,000	(42,000)	-
Total liabilities	1,644,196	-	1,644,196	640,738	-	640,738

Commitments and contingencies

Stockholders' deficit
Preferred stock	-	-	-		-	-
Common stock	31	-	31	20	-	20
Additional paid-in capital	693,218	-	693,218	117,855	-	117,855
Stock subscription receivable	-	-	-	(1,000)	-	(1,000)
Accumulated deficit	(1,427,491)	-	(1,427,491)	(374,299)	-	(374,299)
Total stockholders' deficit	(734,242)	-	(734,242)	(257,424)	-	(257,424)
Total liabilities and stockholder's deficit	$909,954	$-	$909,954	$383,314	$-	$383,314

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Statements of Operations
For the Years Ended September 30, 2010 and 2011
	2010			2009
	September 30,			September 30,
	2010	Adjustments	Total	2009	Adjustments	Total
Net sales	$782,690	$(782,690)	$-	$258,559	$(258,559)	$-
Cost of sales	512,169	(512,169)	-	167,705	(167,705)	-
Gross margin	270,521	(270,521)	-	90,854	(90,854)	-

Operating expenses
General and administrative	1,081,131	(1,060,254)	20,877	134,145	(134,145)	-
Guaranteed payments	53,260	(53,260)	-	331,008	(331,008)	-
	1,134,391	(1,113,514)	20,877	465,153	(465,153)	-
Operating (loss)	(863,870)	842,993	(20,877)	(374,299)	374,299	-
Non-operating (expense) income:
MMA club investment loss	(13,598)	13,598	-	-	-	-
Amortization of beneficial conversion feature	(149,354)	-	(149,354)	-	-	-
Interest expense	(26,370)	18,674	(7,696)	-	-	-
	(189,322)	32,272	(157,050)	-	-	-
Loss from continuing operations before income taxes	(1,053,192)	875,265	(177,927)	(374,299)	374,299	-
Income tax provision (benefit)	-	-	-	-	-	-
Loss from continuing operations	(1,053,192)	875,265	(177,927)	(374,299)	374,299	-
Loss from discontinued operations	-	(875,265)	(875,265)	-	(374,299)	(374,299)
Net Loss	$(1,053,192)	$-	$(1,053,192)	$(374,299)	$-	$(374,299)
		-			-
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(3.77)	$3.13	$(0.64)	$(2.03)	$2.03	$-
Income (loss) from discontinued operations	-	(3.13)	(3.13)	-	(2.03)	(2.03)
Net income (loss) per share	$(3.77)	$-	$(3.77)	$(2.03)	$-	$(2.03)

Weighted average common shares outstanding basic	279,417	279,417	279,417	184,464	184,464	184,464

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Statements of Cash Flows
For the Years Ended September 30, 2010 and 2011
	2010			2009
	September 30,			September 30,
	2010	Adjustments	Total	2009	Adjustments	Total

Cash flows from operating activities:
Net loss from continuing operations	$(1,053,192)	$875,265	$(177,927)	$(374,299)	$374,299	$-
Income (loss) from discontinued operations	-	(875,265)	(875,265)	-	(374,299)	(374,299)
Income (loss) from continuing operations	(1,053,192)	-	(1,053,192)	(374,299)	-	(374,299)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	21,514	(21,514)	-	4,786	(4,786)	-
Stock based compensation expense	50,629	(50,629)	-	90,751	(90,751)
Stock issued in exchange for liabilities	74,371	(74,371)	-	-	-	-
Interest expense due to amortization of debt discount	149,354	-	149,354	-	-	-
Changes in certain assets and liabilities:
Accounts receivable	(40,753)	40,753	-	(26,102)	26,102	-
Related party advances	10,882	(10,882)	-	(10,882)	10,882	-
Inventory	(60,361)	60,361	-	(12,500)	12,500	-
Other current assets	1,208	(1,208)	-	(2,525)	2,525	-
Deferred royalty expenses	(26,361)	26,361	-	-	-	-
Accounts payable	232,091	(232,091)	-	60,749	(60,749)	-
Deferred revenue	224,141	(224,141)	-	19,754	(19,754)	-
Accrued compensation	(16,623)	16,623	-	49,440	(49,440)	-
Accrued compensation - related party	(11,732)	11,732	-	105,850	(105,850)	-
Deferred royalty revenue	52,722	(52,722)	-	-	-	-
Other current liabilities	57,611	(57,611)	-	-	-	-
Net cash provided (used) by operating activities of continuing operations	(334,499)	-	(28,573)	(94,978)	-	-
Net cash provided (used) by operating activities of discontinued operations	-	305,926	(305,926)	-	94,978	(94,978)
Net cash provided (used) by operating activities	(334,499)		(334,499)	(94,978)		(94,978)
Cash flows from investing activities:
Capital expenditures, net	(65,435)	65,435	-	(107,912)	107,912	-
Loans to related parties	(369,143)	369,143	-	(207,555)	207,555	-
Net cash provided (used) by investing activities of continuing operations	(434,578)	434,578	-	(315,467)	315,467	-
Net cash provided (used) by investing activities of discontinuing operations		(434,578)	(434,578)		(315,467)	(315,467)
Net cash provided (used) by investing activities	(434,578)	-	(434,578)	(315,467)	-	(315,467)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	301,020	-	301,020	-	-	-
Borrowings on convertible notes payable - related parties	382,124	(34,587)	347,537	-	-	-
Borrowings on notes payable	22,109	(22,109)	-	42,000	(42,000)	-
Borrowings on notes payable - related parties	61,015	(61,015)	-	373,069	(373,069)	-
Proceeds from repayment of stock subscription receivable	1,000	-	1,000	-	-	-
Net cash provided (used) by financing activities from continuing operations	767,268	(117,711)	649,557	415,069	(415,069)	-
Net cash provided (used) by financing activities from discontinued operations		117,711	117,711		415,069	415,069
Net cash provided (used) by financing activities	767,268	-	767,268	415,069	-	415,069
Net increase in cash	(1,809)	-	(1,809)	4,624	-	4,624
Cash - beginning of period	4,624	(4,624)	-	-	-	-
Cash of discontinued operations - beginning of period	-	4,624	4,624	-	-	-
Less cash of discontinued operations - end of period	-	(2,815)	(2,815)	-	(4,624)	(4,624)
Cash - end of period	$2,815	$(2,815)	$-	$4,624	$(4,624)	$-

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE C – RELATED PARTY CONVERTIBLE NOTES PAYABLE

As of September 30, 2010, the Company had the following related party convertible notes payable that were not included in discontinued operations as they did not transfer to Seven Base Consulting, LLC pursuant to the Agreement and Plan of Reorganization and Corporation Separation.

		Interest	Date of:		Accrued	Total
	Amount	Rate	Funding	Maturity	Interest	Due
	$10,000	5.00%	02/14/10	12/31/11	$313.7	$10,313.7
Rico Italia Investments Inc	51,000	5.00%	03/18/10	12/31/11	1,376	52,376
	8,000	5.00%	06/09/10	09/10/10	124	8,124
	10,000	5.00%	06/28/10	09/30/10	129	10,129
Total	$79,000				$1,943	$80,943

	$10,000	5.00%	02/14/10	12/31/11	$313.7	$10,313.7
Excelsior Management LLC	15,000	5.00%	02/26/10	12/31/11	446	15,446
	59,000	5.00%	05/27/10	08/27/10	1,018	60,018
	28,000	5.00%	06/02/10	09/01/10	460	28,460
Total	$112,000				$2,238	$114,238

	$54,340	5.00%	01/30/10	12/31/10	$1,824	$56,164
	30,000	5.00%	02/14/10	12/31/11	945	30,945
Palatine Capital Investment Group LLC	25,000	5.00%	02/26/10	12/31/11	747	25,747
	14,500	5.00%	09/09/10	12/31/11	-	14,500
	25,000	5.00%	09/17/10	12/31/11	-	25,000
Total	$148,840				$3,516	$152,356

Grand Total	$339,840				$7,696	$347,537
Current	159,340				7,696	167,037
Non current	$180,500				$-	$180,500

As of September 30, 2010, the above promissory notes are convertible to common stock at an exercise price of 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in beneficial conversion features.

The Company measured the intrinsic value of the beneficial conversion features of the convertible notes payable as of the commitment date for the respective convertible notes payable. The intrinsic value of the beneficial conversion features of $149,354 has been recorded as additional paid-in capital and debt discount in the accompanying balance sheet. The debt discount was amortized using the interest method from the respective loan commitment dates to the earliest conversion date of May 1, 2010.

Accrued interest payable on the convertible notes payable totaled $7,696 as of September 30, 2010.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE D – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of September 30, 2010.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  308,534 (30,853,400 pre 100:1 reverse split on 7/5/11) and 200,000 (20,000,000 pre 100:1 reverse split on 7/5/11) shares have been issued as of September 30, 2010 and 2009, respectively.

Stock Issued for Cash
Between March 31, 2010 and May 1, 2010, the Company issued 11,534 (1,153,400 pre 100:1 reverse split on 7/5/11) shares of common stock through a private placement memorandum at $0.25 to $0.30 per share for total proceeds of $301,020.

Stock Issued for liabilities
On June 30, 2010, the Company issued Scott Ence, former CEO, 500,000 shares of common stock valued at $0.25 per share (5,000 shares at $25 per share post 100:1 reverse split on June 20, 2011) and used the issuance to repay certain liabilities totaling $74,371 and record $50,629 of stock compensation expense.

NOTE E - COMMITMENTS

The Company has no commitments as of September 30, 2010.

NOTE F - INCOME TAXES

The Company’s total deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for federal income tax purposes. The Company has recognized a valuation allowance equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August __, 2011.

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000.

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Notes to Financial Statements
For the Years Ended September 30, 2010 and 2009

NOTE G – SUBSEQUENT EVENTS (Continued)

the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonsales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company, nor will any be compensated for their services as officers or directors of the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 100 for 1 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

On June 16, 2011, all the related party promissory notes that remained the obligation of ePunk, Inc. totaling $358,519 of principle and interest were purchased by three separate parties for a total purchase price of $99,196.  Then, on June 24, 2011 the Company and holders of the notes entered into an amendment to the convertible promissory notes changing the original conversion price from 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share to a stated conversion price of $0.01 per share.  Per ASC 470-20-25-12, no portion of the proceeds from these notes are attributable to the modification of the conversion feature as the conversion can be made at the option of the holder at a specified price, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock due to the divestiture of the Company’s only business.  In addition, the Company has experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the lack and expected thin trading volume of the Company’s stock on the secondary markets, and the perceived market value of the stock was less than the conversion price due to the above leaving significant uncertainty about the future trading price of the stock and the ability to recover the face amount of the debt.

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger will be accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger will be reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger will include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  We will account for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) will be presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.

ii)
Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-K for the year ended September 30, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

Limitations on the Effectiveness of Controls and Other Matters

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risk Factor Related to Controls and Procedures

The Company lacks an independent audit committee, has an insufficient number of independent directors and has limited segregation of duties amongst its employees with respect to the Company’s preparation and review of the Company’s financial statements due to the limited number of employees.  The above represents a material weakness in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud.  As a result, current and potential stockholders could lose confidence in the Company’s financial reporting which could harm the trading price of the Company’s stock.

Management has found it necessary to limit the Company’s staffing in order to conserve cash until the Company’s level of business activity increases.  As a result, there is limited segregation of duties amongst the employees.  The Company and its independent public accounting firm have identified this as a material weakness in the Company’s internal controls.  The Company intends to remedy this material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available.  However, until such time, this material weakness will continue to exist.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

On February 2, 2010 a special shareholders meeting was held in which a new Board of Directors and officers were elected.  The following table sets forth the names, age and position of the executive officers and directors of ePunk, Inc. (formerly Truesport Alliances and Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) at September 30, 2010.  As of the date of this report, however, none of the following individuals is affiliated with the Company as a result of the change in management effected on June 15, 2011:

NAME	POSITION
Scott Ence	CEO, CFO and Chairman of the Board of Directors
David Thistle	Director
Kekoa Quipotla	Vice President of Marketing and Director
Brent Stuchlik	President and Director
Michael Dobbins	Director
Todd Youren	Secretary

Scott Ence. With over 21 years of experience in the health and fitness industry, Mr. Ence’s groundwork includes involvement in many of the industry’s cutting-edge business models. Mr. Ence began his career as sales manager for Mega Pro Sports Nutrition Company, gaining the experience necessary to open and operate four top-producing Max Muscle Sports Nutrition stores. Mr. Ence sold them back to Max Muscle in 2002. Mr. Ence has owned and operated a nutrition distribution company and an anti-aging clinic over a ten-year period.

David Thistle. From 1997 to 2009, David Thistle served as CEO of an advertising specialty company with concentrations in marketing design, brand development, silk screen printing, embroidery, and importing. While at Monarch, Mr. Thistle’s leadership skills transformed the company into the largest promotional company in Nevada. Specializing in customer relationships, he spearheaded business agreements in the casino gaming, hospitality, retail, and MMA industries. Currently Mr. Thistle is a managing member of TNA Vegas, LLC, a business development company offering apparel licensing, food distribution, marketing design, and brand development services.

Kekoa Quipotla. A global image maker and marketer with 12 years of experience in sports, travel, hospitality, lifestyle and entertainment, Mr. Quipotla has created and executed marketing plans, licensing programs, advertising campaigns, special events and public relations for major companies, world class athletes, musical artists, celebrities, and hotels. Mr. Quipotla has recently worked in the MMA industry, acquiring licenses and developing brands such as TapouT, Gold’s Gym, UFC, and Throwdown.

Brent Stuchlik. A former U.S. Army Ranger, Mr. Stuchlik brings forth an impeccable work ethic and understands operating systems development and how to adapt operating systems to changing environments. For the last 10 years he has been enveloped in all aspects of the MMA community. Mr. Stuchlik has an undefeated record in both professional muay thai and MMA competition and has developed training programs for world champion athletes. Mr. Stuchlik understands the functionality behind the systems required to create an unparalleled operational plan.

Michael Dobbins.  Mr. Dobbins is a partner in a Nevada accounting firm and has 27 years of public accounting experience. Mr. Dobbins experience also includes business valuation and litigation support.  Mr. Dobbins has a bachelor’s degree in business administration and a MBA. He has valued various businesses to assist in mergers, spinoffs and other changes in ownership, along with participating in several compensations committees to determine executive compensation.

Todd Youren.  Mr. Youren was born and raised in Idaho and graduated with a bachelor’s degree in quantitative management in 1985. Mr. Youren joined a start-up computer company in 1984 and focused on data entry. Mr. Youren sold ownership 20 years later, retiring as the vice-president and general manager. From 2003 to 2005, Mr. Youren was the financial director of a Las Vegas-based company specializing in the multiple healthcare operations.

The following table sets forth the names, ages, and positions of our new executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Richard Jesse Gonzales	33	President, Chief Executive Officer and Director
Justin Matthew Dornan	34	Treasurer, Director
Frank J. Drechsler	44	Secretary, Director

Richard Jesse Gonzales.  Richard Jesse Gonzales, graduated from Embry Riddle University with a Major in Professional Aeronautics and Minor in Airport Management.  Applying his education in the field of Air Traffic Control, Mr. Gonzales’ was employed by the Federal Aviation Administration and the US Navy.  He completed two tours of duty as part of his 9 years of employment with the military and is a United states Navy veteran.

Mr. Gonzales began his first ecommerce company as a hobby/side business while still employed with the FAA in 1999.  In the burgeoning industry of ecommerce, Mr. Gonzales began by specializing in the niche of high-profit, fast-selling products through online sources such as eBay. In 2004, Mr. Gonzales was offered a position as National Sales Manager at Patriot Motorcycle Corporation, a public company specializing in motorsports. By applying his business model in the motorsports industry, Mr. Gonzales began online distribution of affordable family motorsports via the new Chinese motorsports import market in 2004.  In 2005, Mr. Gonzales began www.CountyImports.com aka ww.CountyMotorsports.com. This company has since grown to be the second largest online motorsports entity in the market and a multi-million dollar sales enterprise consisting of two brick and mortar locations, one logistics warehouse in Kansas and a vast network of dealers and distribution.

Justin Matthew Dornan.  Justin M. Dornan has been the Sales Manager for Countyimports.com since 2009.  With a formal education in graphic design, sound recording and 3D design, Mr. Dornan brings this experience and his passion for the off-road motorsports industry. Having begun his career in the off-road motorsports industry in 2004, Mr. Dornan was the Western United States Regional Sales Director for Patriot Motorcycle Corporation out of San Clemente, CA.  Mr. Dornan achieved top company sales for 2005-2006 with over 125 new dealer accounts in a 12 month period and managing a team of 10 employees.

      In 2006, Mr. Dornan founded Horizon Motor Sports, LLC, a powersports wholesale provider for industry leaders such as Hensim USA, Jet Moto, Adly Moto, American Lifan, Hammerhead Offroad, Konced, and North Star Trailers. Mr. Dornan still owns and currently operates Horizon Motor Sports, LLC.  Mr. Dornan developed and co-founded CountyImports.com in 2005 to combine his technical education with his skills in sales and management.  Mr. Dornan currently operates the CountyImports.com sales team, social media and internet marketing.

Frank J. Drechsler.  Frank J. Drechsler, graduated from California State University, Fullerton with a Bachelor of Science degree in International Business in 1992. Mr. Drechsler is chief executive officer, president, treasurer and director of San West, Inc.  Since 2002 through March 2011, Mr. Drechsler has been an officer and director of Krinner USA, Inc., a privately-held Nevada corporation which markets and sells Christmas tree stands designed in Germany.   From October 1998 to May 2001, Mr. Drechsler was the president and a director of Pacific Trading Post, Inc., a Nevada corporation, which marketed and sold products on the Internet within the outdoor sports industries, specifically in the areas of skate, surf and snow.  In January 1998, Mr. Drechsler co-founded and developed the business model for skatesurfsnow.com, where he was responsible for the day-to-day operations. During 1997, Mr. Drechsler was self-employed as a consultant and helped start up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution.

The Board of Directors and Committees

Our board consists of three directors.  A majority of the directors are not independent as defined under and required by applicable securities laws.  At each annual meeting our stockholders elect our full Board of Directors and our directors serve until their successors are elected or appointed, unless their office is vacated earlier.  Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

Director Qualifications

Each of our directors brings to our Board extensive management and leadership experience gained through their service in senior positions of diverse businesses.  In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations, including management of capital, risk and business cycles.  In the biographies of each of the directors provided above, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our Board of Directors.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he or she should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our Board.

While we do not have a formal diversity policy, our Board of Directors believes it’s important for our Board to have diversity of knowledge base, professional experience and skills, and takes age, gender and ethnic background into account when considering director nominees.  As part of its annual self-evaluation, our Board will assess whether it properly considered diversity in identifying director nominees.

Risk Management

Our Board of Directors is responsible for reviewing and assessing business enterprise risk and other major risks facing the Company, and evaluating management’s approach to addressing such risks.  At each quarterly meeting, our Board reviews all key risks facing the Company, management’s plans for addressing these risks and the Company’s risk management practices overall.  To assist the Board in this oversight role, our Board of Directors seeks to have one or more directors with experience managing enterprise risk.

Our management is responsible for day-to-day risk management and regularly reports on risks to our Board of Directors.  Our management is also responsible to fulfill primary monitoring and testing functions for company-wide policies and procedures.  Our Board of Directors is responsible to manage the oversight of the risk management strategy for our ongoing business.  This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, and compliance and reporting levels.

We believe the division of risk management responsibilities described above is an effective approach for addressing the risks facing our company and the leadership structure of our Board of Directors supports this approach.

Compensation Risk Management

In setting each element of executive compensation, our Board of Directors is also mindful of the level of risk-taking that any element may promote.  Our Board of Directors believes it is important to incentivize our executive officers to achieve annual Company and individual objectives, but balance promotion of such short-term interests with incentives that promote building long-term stockholder value.  Our Board of Directors believes the amount of long-term equity incentives included in our compensation packages mitigates the potential for excessive risk taking.  All of our named executive officers’ equity awards vest over a period of time, rather than upon achievement of specific performance objectives, and our Board of Directors has historically granted additional equity awards annually, which incentivizes these officers to continue to focus on our long-term interest.

Our Board of Directors has conducted an internal assessment of our compensation policies and practice in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking by corporations.  We concluded that our program does not motivate excessive risk-taking and any risks involved in compensation are not reasonably likely to have a material adverse effect on the company.  Included in the analysis were such factors as the behaviors being induced by our fixed compensation system, the absence of any incentive awards, the oversight of our Board of Directors in the operation of our incentive plans and the high level of Board involvement in approving material investments and capital expenditures.

Board Compensation

        The Company did not pay any director compensation during the years ended September 30, 2010 or 2009.  The Company may begin to compensate its directors at some time in the future.

Board Committees and Independence

We are not required to have any independent members on the Board of Directors.  The board of directors has determined that (i) Mr. Gonzales and Dornan has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.   As we do not have any board committees, the board as a whole carries out the functions of audit, nominating and compensation committees, and such “independent director” determination has been made pursuant to the committee independence standards.

Our board of directors has determined that it currently has one member who qualifys as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule 4200(a)(15).  The independent director is Frank Drechsler.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended December 31, 2009.

Code of Business Conduct and Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and do not have any plans to adopt one in the near future unless the Board of Directors deems one necessary.

ITEM 11.  EXECUTIVE COMPENSATION.

The primary goals of ePunk’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation.

To achieve these goals, the Board of Directors recommends executive compensation packages to that are generally based on a mix of salary, discretionary bonus and equity awards.  Although the Board of Directors has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, the Company intends to implement and maintain compensation plans that tie a substantial portion of its executives’ overall compensation to achievement of corporate goals and value-creating milestones such as the development of the Company’s products, the establishment and maintenance of key strategic relationships, reaching sales and marketing targets and the growth of its customer base as well as its financial and operational performance, as measured by metrics such as revenues and profitability.

The Board of Directors performs reviews based on surveys of executive compensation paid by peer companies in the customer support and Internet services industry, as well as reviews other industries of similar age and size, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

The Board of Directors evaluates individual executive performance with a goal of setting compensation at levels the Board believes are comparable with executives in other companies of similar size and stage of development operating in the industry and are competitive and further the Company’s objectives of motivating achievement of its short and long term financial performance goals and strategic objectives, rewarding superior performance and aligning the interests of its executives and shareholders.  The compensation received by the Company’s executive officers may consist of the following elements:

•	Base salary;

•	Discretionary annual bonus;

•	Equity-based long-term incentives, including stock appreciation rights and performance-based restricted stock; and

•	Options.

Base Salary

Base salaries are reviewed annually, and adjusted from time to time taking into account individual responsibilities, performance and experience.

Annual Incentive Compensation

In addition to base salaries, the Board of Directors has the authority to award discretionary annual bonuses to the Company’s executive officers.  The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the committee believes to be value-creating milestones.

Long-Term Equity Incentive Plan

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

The total number of shares of common stock that may be subject to Awards under the Plan will not exceed five million (5,000,000) shares.  No stock or options were granted under the Plan through September 30, 2010.

Summary Compensation Tables

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2010 whose compensation for that fiscal year was in excess of $100,000.  No other executive officer received compensation in excess of $100,000 during fiscal year 2010.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Scott Ence,	2010	82,950	-	50,629	-	-	-	-	133,579
Chairman, CEO	2009	15,000	-	-	-	-	-	-	15,000
And CF	2008	-	-	-	-	-	-	-	-

Brent Stuchlik,	2010	79,058	-	-	-	-	-	-	79,058
President	2009	-	-	-	-	-	-	-	-
And Director	2008	-	-	-	-	-	-	-	-

Outstanding Equity awards at Fiscal Year End

The Company does not have any outstanding equity awards.

Employment Agreements

The Company does not have any employment agreements.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity.  The Company intends to develop such a policy in the near future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2010, we have authorized 100,000,000 shares of common stock, no par value, of which 308,534 shares were issued and outstanding and 25,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.  The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2010, by (i) each person known by us to be the beneficial ownership of more than 5 percent of the outstanding common stock, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.  The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and address of the beneficial owner(1)	Number of Shares Beneficially Owned	Percent of Common Stock
Scott Ence
529 Summer Mesa Dr
Las Vegas, NV 89144	26,170	8.5%

Kekoa Quipotla
2664 French Raod Pl
Las Vegas, NV 89052	25,170	8.2%

Brent Stuchlik
4014 Promontory Street
San Diego, CA 92109	15,836	5.1%

Todd Youren
5865 Revival Ct.
Las Vegas, NV 89131	9,000	2.9%

Directors and officers as a group	76,176	24.7%

Glen Amador
612 Chervil Valley
Las Vegas, NV 89138	46,246	15.0%

Ari Haggan
5250 S. Rainbow Blvd., #110
Las Vegas, NV 89118	15,834	5.1%

J&K holdings and Investments
633 Del Prado Dr
Boulder City, NV 89005	30,000	9.7%

KCS Holdings, LLC
529 Summer Mesa Dr
Las Vegas, NV 89144	19,860	6.4%

Seth Kidder
4014 Promontory Street
San Diego, CA 92109	15,834	5.1%

Rico Italia Investments, Inc.
2808 Cowan Circle
Las Vegas, NV 89107	30,000	9.7%

5% owners as a group	157,774	51.1%
Directors, officers and 5% shareholders as a group	233,950	75.8%

1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock and except as indicated the address of each beneficial owner is 32792 Shipside Dr., Dana Point, CA 92629.

Based upon a review of the forms furnished to ePunk and written representations from its executive officers and directors, the Company believes that during fiscal 2010 all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than ten percent of its common stock were complied with.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended September 30, 2010, the Company received $57,000 from Scott Ence in exchange for convertible promissory notes.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

LL Bradford and Co. (“LL Bradford”) served as the Company’s independent auditor for the years ended December 31, 2010 and 2009.  The following is a summary of the fees billed to the Company by LL Bradford for professional services rendered during the years ended September 30, 2010 which included services to audit 2009 that were performed in 2010 in connection:

	September 30,
	2010	2009
Audit fees	$38,700	$0
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$38,700	$0

Pre-Approval Policy

The Board of Directors pre-approves all auditing services and permitted non-audit services, if any, including tax services, to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Board of Directors prior to the completion of the audit.  The scope of the pre-approval shall include pre-approval of all fees and terms of engagement.  The Board of Directors may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits filed as part of this Form 10-K include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit No.	Description

2.1*	Agreement and Plan of Reorganization and Corporation Separation dated April 22, 2011.

2.2
Share Exchange Agreement by and among ePunk, Inc. a Nevada Corporation and Punk Industries, Inc. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2011)

3.1	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.1	Form of Stock Purchase Agreement dated June 15, 2011 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.2	Officer and Director resignation letter of Scott Ence (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.3	Director resignation letter of Bret Stuchlik (Incorporated by reference from Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

13.1	Annual report to shareholders for the fiscal year ended September 30, 2009 and organizational and financial information (Incorporated by reference filed with the Company’s Form 8-K on April 27, 2010).

16.1	Change in certifying accountant (Incorporated by reference filed with the Company’s Form 8-K on January 26, 2010).

17.1	Election of new Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on February 5, 2010).

17.2	Resignation of directors Todd Youren on 10/14/10, David Thistle on 10/29/10, Michael Dobbins on 12/29/10 (Incorporated by reference filed with the Company’s Form 8-K on March 11, 2011).

17.3	Removal of Kekoa Quipotla from the Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on March 15, 2011).

20.1	Announcing the merger between Sewell Ventures, Inc, and Seven Base Consulting, LLC on December 16, 2010 (Incorporated by reference filed with the Company’s Form 8-K on January 11, 2010).

20.2	Disclosure of certain information of Seven Base Consulting, LLC (Incorporated by reference filed with the Company’s Form 8-K on January 20, 2010).

20.3	Appointment of Eddie Wenrick as Interim CEO for a three month term (Incorporated by reference filed with the Company’s Form 8-K on January 25, 2010).

20.4	Board vote not to approve extend the contract of Interim CEO Eddie Wenrick (Incorporated by reference filed with the Company’s Form 8-K on May 13, 2010).

31.1*	Certification of Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2011	ePunk, Inc. (Registrant) By: /s/ Richard Gonzales Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gonzales	Chief Executive Officer and Chairman of the Board	August 11, 2011
Richard Gonzales

/s/ Justin Dornan	Principal Financial Officer and Director	August 11, 2011
Justin Dornan

/s/ Frank Drechsler	Director	August 11, 2011
Frank Drechsler