Form 10-Q
period 2010-12-31
ePunk, Inc.
filed 2011-08-15
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
 (Exact name of registrant as specified in Charter)

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

There were 25,058,534 shares of common stock outstanding as of August __, 2011.  The shares of common stock outstanding reflect the 100:1 reverse split effected by a majority of the shareholders on June 20, 2011 and subsequent issuance of 24,750,000 shares on July 8, 2011.  The registrant’s common stock is listed under the symbol “PUNK.OB”.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
FORM 10-Q

Item 1.  Financial Statements.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash	$-	$-
Assets of discontinued operations (Note B)	873,761	909,954

Total current assets	873,761	909,954

Total assets	$873,761	$909,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party convertible notes payable - current (Note C)	351,490	167,037
Liabilities of discontinued operations (Note B)	1,404,133	1,296,659

Total current liabilities	1,755,623	1,463,696
Related party convertible notes payable (Note C)	-	180,500

Total liabilities	1,755,623	1,644,196

Commitments and contingencies

Stockholders' deficit (Note D):
Preferred stock, $0.0001 par value; 25,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 308,534 at December 31, 2010 and September 30, 2010.	31	31
Additional paid-in capital	693,218	693,218
Accumulated deficit	(1,575,111)	(1,427,491)
Total stockholders' deficit	(881,862)	(734,242)
Total liabilities and stockholder's deficit	$873,761	$909,954

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Operations
For the Three Months Ended December 31, 2010 and 2009

	Three Months Ended
	December 31,
	2010	2009
Net sales	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative	3,400	298
	3,400	298
Operating (loss)	(3,400)	(298)
Non-operating (expense) income:
Interest expense	(4,467)	-
	(4,467)	-
Loss from continuing operations before income taxes	(7,867)	(298)
Income tax provision (benefit)	-	-
Loss from continuing operations	(7,867)	(298)
Loss from discontinued operations	(139,753)	(14,346)
Net Loss	$(147,620)	$(14,644)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.03)	$(0.00)
Income (loss) from discontinued operations	(0.45)	(0.07)
Net income (loss) per share	$(0.48)	$(0.07)

Weighted average common shares outstanding basic	308,534	216,000

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statement of Stockholder's Equity
For the Three Months Ended December 31, 2010

			Additional	Stock		Total
	Common stock		paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, September 30, 2010	308,534	$31	$693,218	$-	$(1,427,491)	$(734,242)

Net loss	-	-	-	-	(147,620)	(147,620)
Balance, December 31, 2010	308,534	$31	$693,218	$-	$(1,575,111)	$(881,862)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2010 and 2009

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(7,867)	$(298)
Income (loss) from discontinued operations	(139,753)	(14,346)
Income (loss) from continuing operations	(147,620)	(14,644)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	-	-
Changes in certain assets and liabilities:
Accrued interest payable	4,467	-
Net cash provided (used) by operating activities of continuing operations	(3,400)	(298)
Net cash provided (used) by operating activities of discontinued operations	(13,265)	243,630
Net cash provided (used) by operating activities	(16,665)	243,332
Cash flows from investing activities:
Capital expenditures, net	-	-
Loans to related parties	-	-
Net cash provided (used) by investing activities of continuing operations	-	-
Net cash provided (used) by investing activities of discontinuing operations	15,854	(189,240)
Net cash provided (used) by investing activities	15,854	(189,240)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	-	-
Borrowings on convertible notes payable - related parties	-	-
Net cash provided (used) by financing activities from continuing operations	-	-
Net cash provided (used) by financing activities from discontinued operations	-	164,020
Net cash provided (used) by financing activities	-	164,020
Net increase in cash	(811)	218,112
Cash - beginning of period	-	-
Cash of discontinued operations - beginning of period	2,815	4,624
Less cash of discontinued operations - end of period	(2,004)	(222,736)
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)
Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development activities and sales initiatives, the Company has sustained operating losses and has an accumulated deficit of $1,575,111 and $1,427,491 at December 31, 2010 and September 30, 2010, respectively.  In addition, the Company has negative working capital of $881,862 and $553,742 at December 31, 2010 and September 30, 2010, respectively.

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of December 31, 2010.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of December 31, 2010.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of December 31, 2010.

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

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

NOTE B – DISCONTINUED OPERATIONS

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000 as of the date above.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, our fiscal year 2010 financial statement amounts have been adjusted to reflect the impact of the discontinued operations of our 7Base business activities, which has been the sole focus of the Company.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Balance Sheets
	2011			2010
	December 31,			September 30,
	2010	Adjustments	Total	2010	Adjustments	Total
ASSETS
Current assets:
Cash	$2,004	$(2,004)	$-	$2,815	$(2,815)	$-
Accounts receivable	87,315	(87,315)	-	66,855	(66,855)	-
Related party advances	-	-	-	-	-	-
Inventory	24,914	(24,914)	-	72,861	(72,861)	-
Other current assets	4,708	(4,708)	-	1,317	(1,317)	-
Assets of discontinued operations	-	873,761	873,761	-	909,954	909,954

Total current assets	118,941	754,820	873,761	143,848	766,106	909,954
Related party notes receivable	584,644	(584,644)	-	576,698	(576,698)	-
Property, plant and equipment:
MMA gym buildouts	103,021	(103,021)	-	103,021	(103,021)	-
Furniture and equipment	21,144	(21,144)	-	21,144	(21,144)	-
Leasehold improvements	22,875	(22,875)	-	22,875	(22,875)	-
Computers and equipment	18,507	(18,507)	-	18,507	(18,507)	-
Construction in progress	-	-	-	23,800	(23,800)	-

	165,547	(165,547)	-	189,347	(189,347)	-
Less accumulated depreciation	(32,669)	32,669	-	(26,300)	26,300	-
	132,878	(132,878)	-	163,047	(163,047)	-
Deferred royalty expenses	37,298	(37,298)	-	26,361	(26,361)	-
Total assets	$873,761	$-	$873,761	$909,954	$-	$909,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$402,665	$(402,665)	$-	$292,840	$(292,840)	$-
Deferred revenue	198,311	(198,311)	-	243,895	(243,895)	-
Accrued compensation	32,817	(32,817)	-	32,817	(32,817)	-
Accrued compensation - related party	95,246	(95,246)	-	94,118	(94,118)	-
Notes payable	23,167	(23,167)	-	22,109	(22,109)	-
Related party convertible notes payable - current	206,091	(35,101)	170,990	201,624	(34,587)	167,037
Other current liabilities	72,423	(72,423)	-	57,611	(57,611)	-
Liabilities of discontinued operations		1,404,133	1,404,133		1,296,659	1,296,659

Total current liabilities	1,030,720	544,403	1,575,123	945,014	518,682	1,463,696
Notes payable to stockholders	396,806	(396,806)	-	392,960	(392,960)	-
Related party convertible notes payable	-	-	-	180,500	-	180,500
Deferred royalty revenue	74,597	(74,597)	-	52,722	(52,722)	-
Related party notes payable	73,000	(73,000)	-	73,000	(73,000)	-
Total liabilities	1,575,123	-	1,575,123	1,644,196	-	1,644,196

Commitments and contingencies

Stockholders' deficit
Preferred stock	-	-	-	-	-	-
Common stock	31	-	31	31	-	31
Additional paid-in capital	693,218	-	693,218	693,218	-	693,218
Stock subscription receivable	-	-	-	-	-	-
Accumulated deficit	(1,575,111)	-	(1,575,111)	(1,427,491)	-	(1,427,491)
Total stockholders' deficit	(881,862)	-	(881,862)	(734,242)	-	(734,242)
Total liabilities and stockholder's deficit	$693,261	$-	$693,261	$909,954	$-	$909,954

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Operations
For the Three Months Ended December 31, 2010 and 2009
	2011			2010
	December 31,			December 31,
	2010	Adjustments	Total	2009	Adjustments	Total
Net sales	$143,439	$(143,439)	$-	$372,897	$(372,897)	$-
Cost of sales	96,672	(96,672)	-	240,561	(240,561)	-
Gross margin	46,767	(46,767)	-	132,336	(132,336)	-

Operating expenses
General and administrative	158,901	(155,501)	3,400	93,720	(93,422)	298
Guaranteed payments	-	-	-	53,260	(53,260)	-
	158,901	(155,501)	3,400	146,980	(146,682)	298
Operating (loss)	(112,134)	108,734	(3,400)	(14,644)	14,346	(298)
Non-operating (expense) income:
MMA club investment loss	(23,800)	23,800	-	-	-	-
Amortization of beneficial conversion feature	-	-	-	-	-	-
Interest expense	(11,686)	7,219	(4,467)	-	-	-
	(35,486)	31,019	(4,467)	-	-	-
Loss from continuing operations before income taxes	(147,620)	139,753	(7,867)	(14,644)	14,346	(298)
Income tax provision (benefit)	-	-	-	-	-	-
Loss from continuing operations	(147,620)	139,753	(7,867)	(14,644)	14,346	(298)
Loss from discontinued operations	-	(139,753)	(139,753)	-	(14,346)	(14,346)
Net Loss	$(147,620)	$-	$(147,620)	$(14,644)	$-	$(14,644)
					-
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.48)	$0.45	$(0.03)	$(0.07)	$0.07	$(0.00)
Income (loss) from discontinued operations	-	(0.45)	(0.45)	-	(0.07)	(0.07)
Net income (loss) per share	$(0.48)	$-	$(0.48)	$(0.07)	$-	$(0.07)

Weighted average common shares outstanding basic	308,534	308,534	308,534	216,000	216,000	216,000

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2010 and 2009
	2011			2010
	December 31,			December 31,
	2010	Adjustments	Total	2009	Adjustments	Total

Cash flows from operating activities:
Net loss from continuing operations	$(147,620)	$139,753	$(7,867)	$(14,644)	$14,346	$(298)
Income (loss) from discontinued operations	-	(139,753)	(139,753)	-	(14,346)	(14,346)
Income (loss) from continuing operations	(147,620)	-	(147,620)	(14,644)	-	(14,644)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	6,369	(6,369)	-	3,654	(3,654)	-
Stock based compensation expense	-	-	-	-	-
Stock issued in exchange for liabilities	-	-	-	-	-	-
Interest expense due to amortization of debt discount	-	-	-	-	-	-
Changes in certain assets and liabilities:
Accounts receivable	(20,460)	20,460	-	(62,634)	62,634	-
Related party advances	-	-	-	1,002	(1,002)	-
Inventory	47,947	(47,947)	-	12,500	(12,500)	-
Other current assets	(3,391)	3,391	-	(26,173)	26,173	-
Deferred royalty expenses	(10,937)	10,937	-	-	-	-
Accounts payable	109,825	(109,825)	-	5,206	(5,206)	-
Deferred revenue	(45,584)	45,584	-	264,660	(264,660)	-
Accrued compensation	-	-	-	11,260	(11,260)	-
Accrued compensation - related party	1,128	(1,128)	-	8,000	(8,000)	-
Deferred royalty revenue	21,875	(21,875)	-	-	-	-
Accrued interest payable	9,371	(4,904)	4,467	-	-	-
Other current liabilities	14,812	(14,812)	-	40,501	(40,501)	-
Net cash provided (used) by operating activities of continuing operations	(16,665)	-	(3,400)	243,332	-	(298)
Net cash provided (used) by operating activities of discontinued operations	-	13,265	(13,265)	-	(243,630)	243,630
Net cash provided (used) by operating activities	(16,665)		(16,665)	243,332		243,332
Cash flows from investing activities:
Capital expenditures, net	23,800	(23,800)	-	(57,456)	57,456	-
Loans to related parties	(7,946)	7,946	-	(131,784)	131,784	-
Net cash provided (used) by investing activities of continuing operations	15,854	(15,854)	-	(189,240)	189,240	-
Net cash provided (used) by investing activities of discontinuing operations		15,854	15,854		(189,240)	(189,240)
Net cash provided (used) by investing activities	15,854	-	15,854	(189,240)	-	(189,240)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	-	-	-	-	-	-
Borrowings on convertible notes payable - related parties	-	-	-	-	-	-
Borrowings on notes payable	-	-	-	164,020	(164,020)	-
Borrowings on notes payable - related parties	-	-	-	-	-	-
Proceeds from repayment of stock subscription receivable	-	-	-	-	-	-
Net cash provided (used) by financing activities from continuing operations	-	-	-	164,020	(164,020)	-
Net cash provided (used) by financing activities from discontinued operations		-	-		164,020	164,020
Net cash provided (used) by financing activities	-	-	-	164,020	-	164,020
Net increase in cash	(811)	-	(811)	218,112	-	218,112
Cash - beginning of period		-	-	4,624	(4,624)	-
Cash of discontinued operations - beginning of period	2,815	-	2,815	-	4,624	4,624
Less cash of discontinued operations - end of period	-	(2,004)	(2,004)	-	(222,736)	(222,736)
Cash - end of period	$2,004	$(2,004)	$-	$222,736	$(222,736)	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE C – RELATED PARTY CONVERTIBLE NOTES PAYABLE

As of December 31, 2010, the Company had the following related party convertible notes payable that were not included in discontinued operations as they did not transfer to Seven Base Consulting, LLC pursuant to the Agreement and Plan of Reorganization and Corporation Separation.

		Interest	Date of:		Accrued	Total
	Amount	Rate	Funding	Maturity	Interest	Due
Rico Italia Investments Inc	$ 10,000	5.00%	02/14/10	12/31/11	$ 439.8	$ 10,439.8
	51,000	5.00%	03/18/10	12/31/11	2,019	53,019
	8,000	5.00%	06/09/10	09/10/10	225	8,225
	10,000	5.00%	06/28/10	09/30/10	255	10,255
Total	$ 79,000				$ 2,938	$ 81,938

Excelsior Management LLC	$ 10,000	5.00%	02/14/10	12/31/11	$ 439.8	$ 10,439.8
	15,000	5.00%	02/26/10	12/31/11	635	15,635
	59,000	5.00%	05/27/10	08/27/10	1,762	60,762
	28,000	5.00%	06/02/10	09/01/10	813	28,813
Total	$ 112,000				$ 3,650	$ 115,650

Palatine Capital Investment Group LLC	$ 54,340	5.00%	01/30/10	12/31/10	$ 2,509	$ 56,849
	30,000	5.00%	02/14/10	12/31/11	1,323	31,323
	25,000	5.00%	02/26/10	12/31/11	1,062	26,062
	14,500	5.00%	09/09/10	12/31/11	62	14,562
	25,000	5.00%	09/17/10	12/31/11	106	25,106
Total	$ 148,840				$ 5,061	$ 153,902

Grand Total	$ 339,840				$ 11,649	$ 351,490
Current	339,840				11,649	351,490
Non current	$ -				$ -	$ -

As of December 31, 2010, the above promissory notes are convertible to common stock at an exercise price of 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in beneficial conversion features.

The Company measured the intrinsic value of the beneficial conversion features of the convertible notes payable as of the commitment date for the respective convertible notes payable. The intrinsic value of the beneficial conversion features of $149,354 has been recorded as additional paid-in capital and debt discount in the accompanying balance sheet as of September 30, 2010. The debt discount was amortized using the interest method from the respective loan commitment dates to the earliest conversion date of May 1, 2010.

Accrued interest payable on the convertible notes payable totaled $11,649 as of December 31, 2010.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE D – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of December 31, 2010.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  308,534 shares have been issued as of December 31, 2010 and September 30, 2010, respectively.

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

NOTE E - COMMITMENTS

The Company has no commitments as of December 31, 2010.

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

NOTE G – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2010, the Company made no advances to a related party.

During the three months ended December 31, 2010, the Company purchased $1,267, loaned $5,250 and received reimbursements of $2,726 for a net cash outflow of $3,791 to a related party owned by three related party stockholders and one director.  As of December 31, 2010, the Company had $584,644 as due from related parties from discontinued operations.

During the three months ended December 31, 2010, the Company did not issue any notes in exchange for funds from related parties.  As of December 31, 2010, the Company’s total related party liabilities attributable to discontinued operations was $623,320

NOTE H – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August 11, 2011.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE H – SUBSEQUENT EVENTS (Continued)

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three Months Ended December 31, 2010 and 2009

NOTE H – SUBSEQUENT EVENTS (Continued)

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2010 Compared With the Three Months Ended December 31, 2009

As of April 22, 2011, the operations of the Company were discontinued pursuant to the Agreement and Plan of Reorganization.  As such, a significant majority of the operations for 2011 and 2010 are adjusted and reflected as discontinued operations.  The discussion below is based on continuing operations.

Revenues

None.

Operating Expenses

Total operating expenses for the three months ended December 31, 2010 were approximately $3,400 compared to $298 for the three months ended December 31, 2009.  The increase is due to higher professional fees.

Other Income and Expense

Total other income and expense was expense of $4,467 for the three months ended December 31, 2010 compared to $0 of expense for three months ended December 31, 2009.  The $4,467 represents interest expense on related party convertible notes payable that remained on the books of the Company and did not transfer to Seven Base Consulting, LLC pursuant to the April 22, 2011 Agreement and Plan of Reorganization.

Loss from Continuing Operations

Our loss from continuing operations was $4,867 for the three months ended December 31, 2010, compared to a loss from continuing operations of $298 for the three months ended December 31, 2009.

Loss from Discontinued Operations

Our loss from discontinued operations was $139,753 for the three months ended December 31, 2010, compared to a loss from discontinued operations of $14,346 for the three months ended December 31, 2009.  The $125,407 increase in the loss from discontinued operations is the result of increased business activities after the merger between Seven Base Consulting, LLC and Sewell Ventures, Inc. (now ePunk, Inc.) on December 16, 2009.

Net Loss

As a result of the foregoing, our net loss was $147,620 for the three months ended December 31, 2010, compared to a net loss of $14,644 for the three months ended December 31, 2009.

Liquidity and Capital Resources

The Company had cash of $0 from continuing operations and $2,004 from discontinued operations and current assets of $873,761 as of December 31, 2010.  On the same date, current liabilities totaled $1,575,123.

Since inception, the Company has expended substantial resources on formulating and developing its business plan.  Consequently, we have sustained substantial losses.  The Company has an accumulated deficit of $1,575,111 at December 31, 2010.

Net cash used by operating activities was $16,665 for the three months ended December 31, 2010 as compared to $243,332 of cash provided for the three months ended December 31, 2009.

Net cash provided by investing activities was $15,854 for the three months ended December 31, 2010 as compared to cash used of $189,240 for the three months ended December 31, 2009.

Net cash provided by financing activities was $0 for the three months ended December 31, 2010 as compared to $164,020 for the three months ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2010:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our quarterly report on form 10-Q for the three months ended December 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1a.  Risk Factors.

Not applicable.

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

ePunk, Inc. (Registrant)

Dated: August 11, 2011	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer