Form 10-Q
period 2011-03-31
ePunk, Inc.
filed 2011-08-15
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(formerly Sewell Ventures, Inc.)
FORM 10-Q

Item 1.  Financial Statements.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash	$-	$-
Assets of discontinued operations (Note B)	898,678	909,954
Total current assets	898,678	909,954
Deferred royalty expenses
Total assets	$898,678	$909,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Related party convertible notes payable - current (Note C)	355,680	167,037
Liabilities of discontinued operations (Note B)	1,499,434	1,296,659
Total current liabilities	1,855,114	1,463,696
Related party convertible notes payable (Note C)	-	180,500
Total liabilities	1,855,114	1,644,196

Commitments and contingencies

Stockholders' deficit (Note D):
Preferred stock, $0.0001 par value; 25,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 308,534 at March 31, 2011 and September 30, 2010.	31	31
Additional paid-in capital	693,218	693,218
Stock subscription receivable	-	-
Accumulated deficit	(1,649,685)	(1,427,491)
Total stockholders' deficit	(956,436)	(734,242)
Total liabilities and stockholder's deficit	$898,678	$909,954

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2011 and 2010

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-

Operating expenses
General and administrative	3,075	7,849	6,475	8,148

	3,075	7,849	6,475	8,148
Operating (loss)	(3,075)	(7,849)	(6,475)	(8,148)
Non-operating (expense) income:
Amortization of beneficial conversion feature	-	(81,662)	-	(81,662)
Interest expense	(4,693)	(1,053)	(9,160)	(1,053)
	(4,693)	(82,715)	(9,160)	(82,715)
Loss from continuing operations before income taxes	(7,768)	(90,564)	(15,635)	(90,863)
Income tax provision (benefit)	-	-	-	-
Loss from continuing operations	(7,768)	(90,564)	(15,635)	(90,863)
Loss from discontinued operations	(66,806)	(281,973)	(206,559)	(296,318)
Net Loss	$(74,574)	$(372,537)	$(222,194)	$(387,181)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.03)	$(0.31)	$(0.05)	$(0.36)
Income (loss) from discontinued operations	(0.22)	(0.97)	(0.67)	(1.17)
Net income (loss) per share	$(0.24)	$(1.28)	$(0.72)	$(1.53)

Weighted average common shares outstanding basic	308,534	292,000	308,534	252,932

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statement of Stockholder's Equity
For the Six Months Ended March 31, 2011

			Additional	Stock		Total
	Common stock		paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, September 30, 2010	308,534	$31	$693,218	$-	$(1,427,491)	$(734,242)

Net loss	-	-	-	-	(222,194)	(222,194)
Balance, December 31, 2010	308,534	$31	$693,218	$-	$(1,649,685)	$(956,436)

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2011 and 2010

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(15,635)	$(90,863)
Income (loss) from discontinued operations	(206,559)	(296,318)
Income (loss) from continuing operations	(222,194)	(387,181)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	-	-
Changes in certain assets and liabilities:
Accrued interest payable	9,160	1,053
Net cash provided (used) by operating activities of continuing operations	(6,475)	(89,810)
Net cash provided (used) by operating activities of discontinued operations	(6,498)	95,550
Net cash provided (used) by operating activities	(12,973)	5,740
Cash flows from investing activities:
Capital expenditures, net	-	-

Net cash provided (used) by investing activities of continuing operations	-	-
Net cash provided (used) by investing activities of discontinuing operations	15,723	(365,892)
Net cash provided (used) by investing activities	15,723	(365,892)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	-	200,000
Borrowings on convertible notes payable - related parties	-	194,340

Net cash provided (used) by financing activities from continuing operations	-	394,340
Net cash provided (used) by financing activities from discontinued operations	-	83,020
Net cash provided (used) by financing activities	-	477,360
Net increase in cash	2,750	117,208
Cash - beginning of period	-	-
Cash of discontinued operations - beginning of period	2,815	4,624
Less cash of discontinued operations - end of period	(5,565)	(203,494)
Cash - end of period	$-	$(81,662)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development activities and sales initiatives, the Company has sustained operating losses and has an accumulated deficit of $1,649,685 and $1,427,491 at March 31, 2011 and September 30, 2010, respectively.  In addition, the Company has negative working capital of $956,436 and $553,742 at March 31, 2011 and September 30, 2010, respectively.

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of March 31, 2011.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of March 31, 2011.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of March 31, 2011.

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Balance Sheets
	2011			2010
	March 31,			September 30,
	2011	Adjustments	Total	2010	Adjustments	Total
ASSETS
Current assets:
Cash	$5,565	$(5,565)	$-	$2,815	$(2,815)	$-
Accounts receivable	100,547	(100,547)	-	66,855	(66,855)	-
Related party advances	-	-	-	-	-	-
Inventory	36,489	(36,489)	-	72,861	(72,861)	-
Other current assets	9,057	(9,057)	-	1,317	(1,317)	-
Assets of discontinued operations	-	898,678	898,678	-	909,954	909,954

Total current assets	151,658	747,020	898,678	143,848	766,106	909,954
Related party notes receivable	584,775	(584,775)	-	576,698	(576,698)	-
Property, plant and equipment:
MMA gym buildouts	103,021	(103,021)	-	103,021	(103,021)	-
Furniture and equipment	21,144	(21,144)	-	21,144	(21,144)	-
Leasehold improvements	22,875	(22,875)	-	22,875	(22,875)	-
Computers and equipment	18,507	(18,507)	-	18,507	(18,507)	-
Construction in progress	-	-	-	23,800	(23,800)	-

	165,547	(165,547)	-	189,347	(189,347)	-
Less accumulated depreciation	(39,038)	39,038	-	(26,300)	26,300	-
	126,509	(126,509)	-	163,047	(163,047)	-
Deferred royalty expenses	35,736	(35,736)	-	26,361	(26,361)	-
Total assets	$898,678	$-	$898,678	$909,954	$-	$909,954

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$487,475	$(487,475)	$-	$292,840	$(292,840)	$-
Deferred revenue	191,735	(191,735)	-	243,895	(243,895)	-
Accrued compensation	32,817	(32,817)	-	32,817	(32,817)	-
Accrued compensation - related party	96,350	(96,350)	-	94,118	(94,118)	-
Notes payable	24,203	(24,203)	-	22,109	(22,109)	-
Related party convertible notes payable - current	391,284	(35,604)	355,680	201,624	(34,587)	167,037
Other current liabilities	86,208	(86,208)	-	57,611	(57,611)	-
Liabilities of discontinued operations		1,499,434	1,499,434		1,296,659	1,296,659

Total current liabilities	1,310,072	545,042	1,855,114	945,014	518,682	1,463,696
Notes payable to stockholders	400,570	(400,570)	-	392,960	(392,960)	-
Related party convertible notes payable	-	-	-	180,500	-	180,500
Deferred royalty revenue	71,472	(71,472)	-	52,722	(52,722)	-
Related party notes payable	73,000	(73,000)	-	73,000	(73,000)	-
Total liabilities	1,855,114	-	1,855,114	1,644,196	-	1,644,196

Commitments and contingencies

Stockholders' deficit
Preferred stock	-	-	-	-	-	-
Common stock	31	-	31	31	-	31
Additional paid-in capital	693,218	-	693,218	693,218	-	693,218
Stock subscription receivable	-	-	-	-	-	-
Accumulated deficit	(1,649,685)	-	(1,649,685)	(1,427,491)	-	(1,427,491)
Total stockholders' deficit	(956,436)	-	(956,436)	(734,242)	-	(734,242)
Total liabilities and stockholder's deficit	$898,678	$-	$898,678	$909,954	$-	$909,954

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2011 and 2010
	2011, Three Months Ended			2010, Three Months Ended
	March 31,			March 31,
	2011	Adjustments	Total	2010	Adjustments	Total
Net sales	$93,112	$(93,112)	$-	$319,976	$(319,976)	$-
Cost of sales	49,912	(49,912)	-	250,062	(250,062)	-
Gross margin	43,200	(43,200)	-	69,914	(69,914)	-

Operating expenses
General and administrative	106,003	(102,928)	3,075	340,600	(332,751)	7,849
Guaranteed payments	-	-	-	-	-
	106,003	(102,928)	3,075	340,600	(332,751)	7,849
Operating (loss)	(62,803)	59,728	(3,075)	(270,686)	262,837	(7,849)
Non-operating (expense) income:
MMA club investment loss	-	-	-	(13,250)	13,250	-
Amortization of beneficial conversion feature	-	-	-	(81,662)	-	(81,662)
Interest expense	(11,771)	7,078	(4,693)	(6,939)	5,886	(1,053)
	(11,771)	7,078	(4,693)	(101,851)	19,136	(82,715)
Loss from continuing operations before income taxes	(74,574)	66,806	(7,768)	(372,537)	281,973	(90,564)
Income tax provision (benefit)	-	-	-	-	-	-
Loss from continuing operations	(74,574)	66,806	(7,768)	(372,537)	281,973	(90,564)
Loss from discontinued operations	-	(66,806)	(66,806)	-	(281,973)	(281,973)
Net Loss	$(74,574)	$-	$(74,574)	$(372,537)	$-	$(372,537)
					-
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.24)	$0.22	$(0.03)	$(1.28)	$0.97	$(0.31)
Income (loss) from discontinued operations	-	(0.22)	(0.22)	-	(0.97)	(0.97)
Net income (loss) per share	$(0.24)	$-	$(0.24)	$(1.28)	$-	$(1.28)

Weighted average common shares outstanding basic	308,534	308,534	308,534	292,000	292,000	292,000

	2011, Six Months Ended			2010, Six Months Ended
	March 31,			March 31,
	2011	Adjustments	Total	2010	Adjustments	Total
Net sales	$236,551	$(236,551)	$-	$692,873	$(692,873)	$-
Cost of sales	146,583	(146,583)	-	490,623	(490,623)	-
Gross margin	89,968	(89,968)	-	202,250	(202,250)	-

Operating expenses
General and administrative	264,906	(258,431)	6,475	434,320	(426,172)	8,148
Guaranteed payments		-	-	53,260	(53,260)	-
	264,906	(258,431)	6,475	487,580	(479,432)	8,148
Operating (loss)	(174,938)	168,463	(6,475)	(285,330)	277,182	(8,148)
Non-operating (expense) income:
MMA club investment loss	(23,800)	23,800	-	(13,250)	13,250	-
Amortization of beneficial conversion feature	-	-	-	(81,662)	-	(81,662)
Interest expense	(23,456)	14,296	(9,160)	(6,939)	5,886	(1,053)
	(47,256)	38,096	(9,160)	(101,851)	19,136	(82,715)
Loss from continuing operations before income taxes	(222,194)	206,559	(15,635)	(387,181)	296,318	(90,863)
Income tax provision (benefit)	-	-	-	-	-	-
Loss from continuing operations	(222,194)	206,559	(15,635)	(387,181)	296,318	(90,863)
Loss from discontinued operations	-	(206,559)	(206,559)	-	(296,318)	(296,318)
Net Loss	$(222,194)	$-	$(222,194)	$(387,181)	$-	$(387,181)
					-
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.72)	$0.67	$(0.05)	$(1.53)	$1.17	$(0.36)
Income (loss) from discontinued operations	-	(0.67)	(0.67)	-	(1.17)	(1.17)
Net income (loss) per share	$(0.72)	$-	$(0.72)	$(1.53)	$-	$(1.53)

Weighted average common shares outstanding basic	308,534	308,534	308,534	252,932	252,932	252,932

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

NOTE B – DISCONTINUED OPERATIONS (Continued)

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2011 and 2010
	2011			2010
	March 31,			March 31,
	2011	Adjustments	Total	2010	Adjustments	Total

Cash flows from operating activities:
Net loss from continuing operations	$(222,194)	$206,559	$(15,635)	$(387,181)	$296,318	$(90,863)
Income (loss) from discontinued operations	-	(206,559)	(206,559)	-	(296,318)	(296,318)
Income (loss) from continuing operations	(222,194)	-	(222,194)	(387,181)	-	(387,181)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	12,738	(12,738)	-	8,148	(8,148)	-
Stock based compensation expense	-	-	-	-	-
Stock issued in exchange for liabilities	-	-	-	-	-	-
Interest expense due to amortization of debt discount	-	-	-	81,662	-	81,662
Changes in certain assets and liabilities:
Accounts receivable	(33,692)	33,692	-	(45,052)	45,052	-
Related party advances	-	-	-	7,018	(7,018)	-
Inventory	36,372	(36,372)	-	9,224	(9,224)	-
Other current assets	(7,740)	7,740	-	425	(425)	-
Deferred royalty expenses	(9,375)	9,375	-	-	-	-
Accounts payable	194,635	(194,635)	-	241,333	(241,333)	-
Deferred revenue	(52,160)	52,160	-	149,497	(149,497)	-
Accrued compensation	-	-	-	(22,740)	22,740	-
Accrued compensation - related party	2,232	(2,232)	-	9,123	(9,123)	-
Deferred royalty revenue	18,750	(18,750)	-	-	-	-
Accrued interest payable	18,864	(9,704)	9,160	5,817	(4,764)	1,053
Other current liabilities	28,597	(28,597)	-	30,128	(30,128)	-
Net cash provided (used) by operating activities of continuing operations	(12,973)	-	(6,475)	87,402	-	(8,148)
Net cash provided (used) by operating activities of discontinued operations	-	6,498	(6,498)	-	(95,550)	95,550
Net cash provided (used) by operating activities	(12,973)		(12,973)	87,402		87,402
Cash flows from investing activities:
Capital expenditures, net	23,800	(23,800)	-	(93,052)	93,052	-
Loans to related parties	(8,077)	8,077	-	(272,840)	272,840	-
Net cash provided (used) by investing activities of continuing operations	15,723	(15,723)	-	(365,892)	365,892	-
Net cash provided (used) by investing activities of discontinuing operations		15,723	15,723		(365,892)	(365,892)
Net cash provided (used) by investing activities	15,723	-	15,723	(365,892)	-	(365,892)
Net cash provided by financing activities:
Proceeds from the issuance of common stock	-	-	-	200,000	-	200,000
Borrowings on convertible notes payable - related parties	-	-	-	194,340		194,340
Borrowings on notes payable	-	-	-	95,420	(95,420)	-
Borrowings on notes payable - related parties	-	-	-	49,600	(49,600)	-
Payments on notes payable		-	-	(63,000)	63,000	-
Proceeds from repayment of stock subscription receivable	-	-	-	1,000	(1,000)	-
Net cash provided (used) by financing activities from continuing operations	-	-	-	477,360	(83,020)	394,340
Net cash provided (used) by financing activities from discontinued operations		-	-		83,020	83,020
Net cash provided (used) by financing activities	-	-	-	477,360	-	477,360
Net increase in cash	2,750	-	2,750	198,870	-	198,870
Cash - beginning of period		-	-	4,624	(4,624)	-
Cash of discontinued operations - beginning of period	2,815	-	2,815	-	4,624	4,624
Less cash of discontinued operations - end of period	-	(5,565)	(5,565)	(203,494)	-	(203,494)
Cash - end of period	$5,565	$(5,565)	$-	$-	$-	$-
	-

The accompanying notes are an integral part of these financial statements.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

NOTE C – RELATED PARTY CONVERTIBLE NOTES PAYABLE

As of March 31, 2011, the Company had the following related party convertible notes payable that were not included in discontinued operations as they did not transfer to Seven Base Consulting, LLC pursuant to the Agreement and Plan of Reorganization and Corporation Separation.

		Interest	Date of:		Accrued	Total
	Amount	Rate	Funding	Maturity	Interest	Due
	$10,000	5.00%	02/14/10	12/31/11	$563.1	$10,563.1
	51,000	5.00%	03/18/10	12/31/11	2,648	53,648
Rico Italia Investments Inc	8,000	5.00%	06/09/10	09/10/10	323	8,323
	10,000	5.00%	06/28/10	09/30/10	378	10,378
Total	$79,000				$3,912	$82,912

	$10,000	5.00%	02/14/10	12/31/11	$563.1	$10,563.1
	15,000	5.00%	02/26/10	12/31/11	820	15,820
Excelsior Management LLC	59,000	5.00%	05/27/10	08/27/10	2,489	61,489
	28,000	5.00%	06/02/10	09/01/10	1,158	29,158
Total	$112,000				$5,031	$117,031

	$54,340	5.00%	01/30/10	12/31/10	$3,179	$57,519
	30,000	5.00%	02/14/10	12/31/11	1,693	31,693
Palatine Capital Investment Group LLC	25,000	5.00%	02/26/10	12/31/11	1,370	26,370
	14,500	5.00%	09/09/10	12/31/11	240	14,740
	25,000	5.00%	09/17/10	12/31/11	414	25,414
Total	$148,840				$6,896	$155,737

Grand Total	$339,840				$15,839	$355,680
Current	339,840				15,839	355,680
Non current	$-				$-	$-

As of March 31, 2011, the above promissory notes are convertible to common stock at an exercise price of 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share, resulting in beneficial conversion features.

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

Accrued interest payable on the convertible notes payable totaled $15,839 as of March 31, 2011.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

NOTE D – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of March 31, 2011.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  308,534 shares have been issued as of March 31, 2011 and September 30, 2010, respectively.

Stock Issued for Cash
No stock was issued for cash during the three months ended March 31, 2011.

Between March 31, 2010 and May 1, 2010, the Company issued 11,534 (1,153,400 pre 100:1 reverse split on 7/5/11) shares of common stock through a private placement memorandum at $0.25 to $0.30 per share for total proceeds of $301,020.

Stock Issued for liabilities
No stock was issued for liabilities during the three months ended March 31, 2011.

On June 30, 2010, the Company issued Scott Ence, former CEO, 500,000 shares of common stock valued at $0.25 per share (5,000 shares at $25 per share post 100:1 reverse split on June 20, 2011) and used the issuance to repay certain liabilities totaling $74,371 and record $50,629 of stock compensation expense.

NOTE E - COMMITMENTS

The Company has no commitments as of March 31, 2011.

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

NOTE G – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company made no advances to a related party.

During the six months ended March 31, 2011, the Company received net proceeds of $275 from a related party owned by three related party stockholders and one director.  As of March 31, 2011, the Company had $584,775 as due from related parties from discontinued operations.

During the six months ended March 31, 2011, the Company did not issue any notes in exchange for funds from related parties.  As of March 31, 2011, the Company’s total related party liabilities attributable to discontinued operations was $629,727

NOTE H – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August 11, 2011.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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
(Formerly Truesport Alliances and Entertainment, Ltd.)
(Formerly Sewell Ventures, Inc.)
Unaudited Notes to Financial Statements
For the Three and Six Months Ended March 31, 2011 and 2009

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

RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended March 31, 2011 Compared With the Three and Six Months Ended March 31, 2010

As of April 22, 2011, the operations of the Company were discontinued pursuant to the Agreement and Plan of Reorganization. As such, a significant majority of the operations for 2011 and 2010 are adjusted and reflected as discontinued operations.  The discussion below is based on continuing operations.

Revenues

None.

Operating Expenses

Total operating expenses for the three months ended March 31, 2011 were approximately $3,075 compared to $7,849 for the three months ended March 31, 2010.  Total operating expenses for the six months ended March 31, 2011 were approximately $6,475 compared to $8,148 for the six months ended March 31, 2010. The increase is due to higher professional fees.

Other Income and Expense

Total other income and expense was expense of $4,693 for the three months ended March 31, 2011 compared to $82,715 of expense for three months ended March 31, 2010.  Total other income and expense was expense of $9,160 for the six months ended March 31, 2011 compared to $82,715 of expense for six months ended March 31, 2010.  Other Expense is comprised of interest expense on related party convertible notes payable that remained on the books of the Company and did not transfer to Seven Base Consulting, LLC pursuant to the April 22, 2011 Agreement and Plan of Reorganization. The 2010 expense includes $81,662 of amortization related to the beneficial conversion feature contained on the notes.

Loss from Continuing Operations

Our loss from continuing operations was $7,768 for the three months ended March 31, 2011, compared to a loss from continuing operations of $90,564 for the three months ended March 31, 2010. Our loss from continuing operations was $15,635 for the six months ended March 31, 2011, compared to a loss from continuing operations of $90,863 for the six months ended March 31, 2010.

Loss from Discontinued Operations

Our loss from discontinued operations was $66,806 for the three months ended March 31, 2011, compared to a loss from discontinued operations of $281,973 for the three months ended March 31, 2011.  Our loss from discontinued operations was $206,559 for the six months ended March 31, 2011, compared to a loss from discontinued operations of $296,318 for the six months ended March 31, 2011.  The six month $164,987, or 42.6% decrease in the loss from discontinued operations is the result of increased business activities and margin development after the merger between Seven Base Consulting, LLC and Sewell Ventures, Inc. (now ePunk, Inc.) on December 16, 2009.

Net Loss

As a result of the foregoing, our net loss was $74,574 for the three months ended March 31, 2011, compared to a net loss of $372,537 for the three months ended March 31, 2010.  As a result of the foregoing, our net loss was $222,194 for the six months ended March 31, 2011, compared to a net loss of $387,181 for the six months ended March 31, 2010.

Liquidity and Capital Resources

The Company had cash of $0 from continuing operations and $5,565 from discontinued operations and current assets of $898,678 as of March 31, 2011.  On the same date, current liabilities totaled $1,855,114.

Since inception, the Company has expended substantial resources on formulating and developing its business plan.  Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $1,649,685 at March 31, 2011.

Net cash used by operating activities was $12,973 for the six months ended March 31, 2011 as compared to $87,402 of cash provided for the six months ended March 31, 2010.

Net cash provided by investing activities was $15,723 for the six months ended March 31, 2011 as compared to cash used of $365,892 for the six months ended March 31, 2010.

Net cash provided by financing activities was $0 for the six months ended March 31, 2011 as compared to $477,360 for the six months ended March 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2011:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our quarterly report on form 10-Q for the three months ended March 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: August 11, 2011	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

	By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer