Form 10-Q
period 2011-06-30
ePunk, Inc.
filed 2011-08-19
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
 (Exact name of registrant as specified in Charter)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

34105 Pacific Coast Highway
Dana Point, CA 92629
 (Address of Principal Executive Offices)
____________________________

(714) 968-9230
 (Issuer Telephone number)
____________________________

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

There were 25,808,585 shares of common stock outstanding as of August 18, 2011.  The shares of common stock outstanding reflect the 100:1 reverse split affected by a majority of the shareholders on June 20, 2011 and subsequent issuance of 24,750,000 shares on July 8, 2011.  The registrant’s common stock is listed under the symbol “PUNK.PK”.

EXPLANATORY NOTE

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

On June 30, 2011, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Punk Industries, Inc., a Nevada corporation (“Punk”), and (ii) assumed the operations of Punk.  The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2011. This Quarterly Report on Form 10-Q contains information regarding the Company and Punk, as indicated herein. The Merger was accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc operations from the Effective Date of the Merger.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
FORM 10-Q

Item 1.  Financial Statements.

ePunk, Inc. (formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) Balance Sheets

	June 30, 2011	September 30, 2010

ASSETS	(Unaudited)
Current assets:
Cash	$19,716	$—
Accounts receivable (Note B)	4,409	—
Total current assets	24,125	—

Property, plant and equipment	2,500	—
Intangible assets net of $595 of amortization (Note C)	11,905	—

Total assets	$38,530	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	7,055	—
Accrued interest (Note D)	20,261	—
Convertible notes payable (Note D)	357,340	—
Total current liabilities	384,656	—

Convertible notes payable (Note D)	—	—

Total liabilities	384,656	—

Commitments and contingencies

Stockholders’ deficit (Note E):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 25,058,585 and 308,534 at June 30, 2011 and
September 30, 2010, respectively.	2,506	—
Additional paid-in capital	(349,922)	—
Accumulated earnings	1,290	—
Total stockholders’ deficit	(346,126)	—
Total liabilities and stockholder’s deficit	$38,530	$—

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) Statements of Operations (Unaudited) For the Three and Nine Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales	$180,467	$—	$206,217	$—
Cost of sales	161,483	—	186,464	—
Gross margin	18,984	—	19,753	—

Operating expenses
General and administrative	14,377	—	16,577	—
Sales and marketing	1,106	—	1,106	—
Depreciation and amortization	595	—	595	—
	16,078	—	18,278	—
Operating income	2,906	—	1,475	—
Non-operating (expense):
Interest expense	(118)	—	(185)	—
	(118)	—	(185)	—
Income before income taxes	2,788	—	1,290	—
Income tax provision (benefit)	—	—	—	—
Net Income	$2,788	$—	$1,290	$—

Net income per common share:
Basic:	$0.01	$—	$0.00	$—

Weighted average common shares outstanding basic	308,540	—	308,536	—

The accompanying notes are an integral part of these financial statements

e Punk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) Statement of Stockholder’s Deficit For the Nine Months Ended June 30, 2011 (Unaudited)

			Additional	Total
	Common stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance, September 30, 2010	—	$—	$—	$—	$—

Founders shares issued	12,250,000	1,225	(1,225)		—
Shares issued for website properties	12,500,000	1,250	11,250		12,500
Accounting acquiror shares issued in merger	308,585	31	(359,947)		(359,916)
Net loss				1,290	1,290
Balance, June 30, 2011	25,058,585	$2,506	$(349,922)	$1,290	$(346,126)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) Statements of Cash Flows (Unaudited) For the Nine Months Ended June 30, 2011 and 2010

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,290	$—
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	595	—
Changes in certain assets and liabilities:
Accounts receivable	(4,409)	—
Accounts payable	7,055	—
Accrued interest	185	—
Net cash provided (used) by operating activities	4,716	—
Cash flows from investing activities:
Capital expenditures, net	(2,500)	—
Net cash provided (used) by investing activities	(2,500)	—
Net cash provided by financing activities:
Borrowings on convertible notes payable	17,500	—
Net cash provided (used) by financing activities	17,500	—
Net increase in cash	19,716	—
Cash - beginning of period	—	—
Cash - end of period	$19,716	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Income taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

As a result of the ownership interests of the former shareholders of 7Base, for financial statement reporting purposes, the merger between the Company and 7Base was treated as a reverse acquisition with 7Base deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger was deemed a capital transaction and the net assets of 7Base (the accounting acquirer) were carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of 7Base which are recorded at historical cost. The equity of the Company was the historical equity of 7Base retroactively restated to reflect the number of shares issued by the Company in the transaction.

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
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

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

On June 30, 2011 (“Merger Date”), The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger was be accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger are reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  We accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) will be presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse Merger Date for the historical amount of the net assets of the acquired entity.

Subsequent to June 15, 2011, the Board was presented with verbal notification that the signature provided on Mr. Ence’s resignation  from his aforementioned positions which the Company filed as exhibit 10.2 to the Form 8-K on June 15, 2011 may not be authentic.  Therefore, on August 16, 2011 a majority of the shareholders of the Company approved the termination of Scott Ence from his position as the Chairman of the Board of Directors.  In addition, at such time, the Company’s Board of Directors unanimously approved the termination of Scott Ence from his positions as President, Chief Executive Officer, and Secretary of the Company.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has negative working capital of $346,126 at June 30, 2011.  The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock.  There is no assurance that the Company will be successful in raising this additional capital or in maintaining profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

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

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. We have no Level 1 instruments as of the period covered by this report.

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. We have no Level 2 instruments as of the period covered by this report.

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. We have no Level 3 instruments as of the period covered by this report.

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
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

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

NOTE B – ACCOUNTS RECEIVABLE

The accounts receivable balance of $4,409 as of June 30, 2011 is reported at gross.  To date the Company has not experienced any bad debts.  However, we will continue to monitor our receivables on a regular basis for indications of impairment to collectability and will write of receivables if and when they are deemed uncollectible.

NOTE C – INTANGIBLE ASSETS

On February 25, 2011, the Company purchased from its founder Jesse Gonzales the following, fully functional and running websites: www.CountyImports.com, www.CountyImportParts.com and www.CountyCrusiers.com for 12,500,000 shares of common stock valued at par or $12,500.  The websites require periodic maintenance and updating in order to maintain their competitiveness.  These costs can be significant relative to their carrying costs and are expensed as incurred.  The Company is amortizing these assets using the straight-line method over seven years.  In addition, the Company performs an annual assessment to determine if the carrying value of these assets has been impaired.  For the nine months ended June 30, 2011, amortization expense was $595.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE D – CONVERTIBLE NOTES PAYABLE

As of June 30, 2011, the Company had the following convertible notes payable:

		Interest	Date of:		Accrued	Total
	Amount	Rate	Funding	Maturity	Interest	Due
	$10,000	5.00%	02/14/10	12/31/11	$688	$10,688
	51,000	5.00%	03/18/10	12/31/11	3,284	54,284
Rico Italia Investments Inc
	8,000	5.00%	06/09/10	09/10/10	423	8,423
	10,000	5.00%	06/28/10	09/30/10	503	10,503
Total	$79,000				$4,897	$83,897

	$10,000	5.00%	02/14/10	12/31/11	$688	$10,688
	15,000	5.00%	02/26/10	12/31/11	1,007	16,007
Excelsior Management LLC
	59,000	5.00%	05/27/10	08/27/10	3,225	62,225
	28,000	5.00%	06/02/10	09/01/10	1,507	29,507
Total	$112,000				$6,427	$118,427

	$54,340	5.00%	01/30/10	12/31/10	$3,856	$58,196
	30,000	5.00%	02/14/10	12/31/11	2,067	32,067
Palatine Capital Investment Group LLC	25,000	5.00%	02/26/10	12/31/11	1,681	26,681
	14,500	5.00%	09/09/10	12/31/11	421	14,921
	25,000	5.00%	09/17/10	12/31/11	726	25,726
Total	$148,840				$8,752	$157,592

	$5,000	8.00%	01/28/11	07/28/11	$167	$5,167
Amalfi Coast Capital	2,500	8.00%	06/21/11	01/21/11	6	2,506
	10,000	8.00%	06/24/11	01/24/12	13	10,013
Total	$17,500				$186	$17,686

Grand Total	$357,340				$20,261	$377,602
Current	357,340				20,261	377,602

On June 16, 2011, the promissory notes that remained obligations of the Company after the divestiture of our prior business operations under TrueSport Alliances & Entertainment, Ltd. (i.e., the above notes due to: Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC) and totaling approximately $359,000 of principle and interest were purchased by three separate parties for a total purchase price of $99,196.  Then, on June 24, 2011 the Company and holders of the notes entered into an amendment to the convertible promissory notes changing the original conversion price from 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share to a stated conversion price of $0.01 per share.  Per ASC 470-20-25-12, no portion of the proceeds from these notes are attributable to the modification of the conversion feature as the conversion can be made at the option of the holder at a specified price, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock due to the divestiture of the Company’s only business.  In addition, the Company had experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the lack and expected thin trading volume of the Company’s stock on the secondary markets.  Due to the foregoing, the perceived market value of the stock was less than the conversion price leaving significant uncertainty about the future trading price of the stock and the ability to recover the face amount of the debt.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

The Notes due to Amalfi totaling $17,500 as of June 30, 2011 bear interest at 8% per annum, and generally mature in 6 months and contain a conversion feature that may only be exercised upon default and at $0.10 per share.

Due to the reverse merger and related accounting methodology, interest expense associated with the Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC notes for the three and nine months ended June 30, 2011 is disregarded in these financial statements.  Thus, during the three and nine months ended June 30, 2011, interest expense related to the Amalfi notes above totaled $118 and $185, respectively.

As of June 30, 2011, accrued interest payable on the convertible notes payable totaled $20,261.

NOTE E – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance.  No shares of preferred stock have been issued as of June 30, 2011.

Common Stock
The Company has authorized 100,000,000 shares of no par value common stock available for issuance.  25,058,585 shares have been issued as of June 30, 2011.

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

Stock Issued for Cash
No stock was issued for cash during the nine months ended June 30, 2011.

Between March 31, 2010 and May 1, 2010, the Company issued 11,534 (1,153,400 pre 100:1 reverse split on 7/5/11) shares of common stock through a private placement memorandum at $0.25 to $0.30 per share for total proceeds of $301,020.

Stock Issued for liabilities
No stock was issued for liabilities during the nine months ended June 30, 2011.

On June 30, 2010, the Company issued Scott Ence, former CEO, 500,000 shares of common stock valued at $0.25 per share (5,000 shares at $25 per share post 100:1 reverse split on June 20, 2011) and used the issuance to repay certain liabilities totaling $74,371 and record $50,629 of stock compensation expense.

NOTE F - COMMITMENTS

The Company has no commitments as of June 30, 2011.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE G – DISCONTINUED OPERATIONS

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

NOTE H – MERGER

We entered into a Share Exchange Agreement, dated June 30, 2011 (the “Share Exchange Agreement”) by and among ePunk, Inc. (“we,” “ePunk” or the “Company”), Punk Industries, Inc. (“Punk Industries”) and the shareholders of Punk Industries, Inc. (the “Punk Industries Shareholders”) pursuant to which we acquired all of the shares of Punk Industries (the “Merger”) which is an importer and wholesaler of small on and off-road vehicles and accessories. The closing of the transaction (the “Closing”) took place on June 30, 2011 (the “Closing Date”).  On the Closing Date, we acquired 100% of the outstanding shares of common stock of Punk Industries (the “Punk Industries Stock”) from the Punk Industries Shareholders.  In exchange for the Punk Industries Stock, we issued 24,750,000 shares of our common stock, which represents approximately 98.77% of our issued and outstanding common stock to the Punk Shareholders.

The Merger was accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc operations from the Effective Date of the Merger.

We accounted for the merger under recapitalization accounting whereby the retained earnings (deficit) of the Acquired Enterprise (Punk Industries, Inc.) is presented as the equity of the combined enterprise and the capital stock related accounts of the Acquiring Enterprise (ePunk, Inc.) are adjusted to reflect the par value of the outstanding stock of the Legal Acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the Legal Acquirer are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the accounting acquire (ePunk, Inc.) which in this case is a net liability of $359,916 and represents the net deficit of ePunk, Inc. on the date of merger.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE H – MERGER (Continued)

ePunk, Inc.
Unaudited Pro Forma Consolidated Balance Sheet
As of June 30, 2011

	ePunk, Inc. Actual	Punk Industries, Inc. Actual	Merger Adjustments	Pro Forma
ASSETS
Current assets:
Cash	$—	$19,716	$—	$19,716
Accounts receivable	—	4,409	—	4,409
Total current assets	—	24,125	—	24,125

Property, plant and equipment	—	2,500	—	2,500
Intangible assets, net	—	11,905	—	11,905
Total assets	$—	$38,530	$—	$38,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	—	7,055	—	7,055
Accrued interest	20,076	185	—	20,261
Convertible notes payable	339,840	17,500	—	357,340
Total current liabilities	359,916	24,740	—	384,656
Total liabilities	359,916	24,740	—	384,656

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000 shares	31	24,750	(22,275 1)	2,506
Additional paid-in capital	1,325,945	(12,250)	(1,663,617 2)	(349,922)
Accumulated deficit	(1,685,892)	1,290	1,685,892	1,290
Total stockholders' deficit	(359,916)	13,790	—	(346,126)
Total liabilities and stockholder's deficit	$—	$38,530	$—	$38,530

1)	$22,275 adjustment reflects the reduction in Punk Industries stock of $24,750 and the increase of $2,475 for the24,750,000 shares issued.

2)
$1,663,617 adjustment to reduce accounting acquiree's additional paid-in capital ("APIC")($1,325,945), reflect the historical net assets or in this case liability of the accounting acquiree ($359,916), $24,750 transfer of par value from common stock to APIC offset by the par value of 24.75 million shares issued in the merger.

ePUNK, INC.
(FORMERLY TRUESPORT ALLIANCES AND ENTERTAINMENT, LTD.)
(FORMERLY SEWELL VENTURES, INC.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE H – MERGER (Continued)

ePunk, Inc.
Unaudited Pro Forma Consolidated Statements of Operations
For the Nine Months Ended June 30, 2011 and the Year Ended September 30, 2010

	Nine Months Ended June 30, 2011			Year Ended September 30, 2010
	ePunk, Inc. Actual	Punk Industries, Inc. (1) Actual	Pro Forma	ePunk, Inc. Actual	Punk Industries, Inc. (1) Actual	Pro Forma
Net sales	$206,217	$206,217	$412,434	$—	$—
Cost of sales	186,464	186,464	372,928	—	—
Gross margin	19,753	19,753	39,506	—	—	—

Operating expenses
General and administrative	11,552	16,577	28,129	20,877	20,877
Sales and marketing	—	1,106	1,106	—
Depreciation and amortization	595	595	1,190	—	—
	12,147	18,278	30,425	20,877	—	20,877
Operating (loss)	7,606	1,475	9,081	(20,877)	—	—
Non-operating (expense) income:
Amortization of beneficial conversion feature	—	—	—	(149,354)	—	(149,354)
Interest expense	(12,379)	(185)	(12,564)	(7,696)	—	(7,696)
	(12,379)	(185)	(12,564)	(157,050)	—	(157,050)
Loss from continuing operations before income taxes	(4,773)	1,290	(3,483)	(177,927)	—	(157,050)
Income tax provision (benefit)	—	—	—	—	—	—
Loss from continuing operations	(4,773)	1,290	(3,483)	(177,927)	—	(157,050)
Loss from discontinued operations	(234,470)	—	(234,470)	(875,265)	(875,265)
Net Loss	$(239,243)	$1,290	$(237,953)	$(1,053,192)	$—	$(1,032,315)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.02)		$(0.00)	$(0.64)		$(0.01)
Income (loss) from discontinued operations	(0.76)		(0.01)	(3.13)		(0.03)
Net income (loss) per share	$(0.78)		$(0.01)	$(3.77)		$(0.04)

Weighted average shares outstanding-basic	308,536			279,417
Shares issued for acquisition			24,750,000			24,750,000
Total weighted average shares outstanding			25,058,536			25,029,417

NOTE I – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through August 24, 2011.

On July 18, 2011, the Company issued 3,750,000 shares in exchange for the conversion of 37,500 of convertible notes payable.
[

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

Subsequent to June 15, 2011, the Board was presented with verbal notification that the signature provided on Mr. Ence’s resignation  from his aforementioned positions which the Company filed as exhibit 10.2 to the Form 8-K on June 15, 2011 may not be authentic.  Therefore, on August 16, 2011 a majority of the shareholders of the Company approved the termination of Scott Ence from his position as the Chairman of the Board of Directors.  In addition, at such time, the Company’s Board of Directors unanimously approved the termination of Scott Ence from his positions as President, Chief Executive Officer, and Secretary of the Company.

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

Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist.  The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss.  The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  Both steps of the goodwill impairment testing involve significant estimates.

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

RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended June 30, 2011 Compared With the Three and Nine Months Ended June 30, 2010

On June 30, 2010, the Company entered into a “reverse merger” with Punk Industries, Inc.  As such, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc operations from the Effective Date of the Merger.  Thus, the discussion that follows relates to the operations of punk Industries, Inc.  Punk Industries, Inc. was incorporated in February 2011, therefore, there are no prior year comparative financials.

Revenue and Gross Margin

Revenues totaled $180,467 and 206,217 for the three and nine months ended June 30, 2011.  Our sales-to-date were made through our on-line property, www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories.  Our cost of sales for the three and nine months ended June 30, 2011 totaled $161,483 and $186,464, respectively resulting in a three and nine month gross margin of $18,984 or 10.5% of revenue and $19,753, or 9.6% of revenue, respectively.  We expect our gross margin as a percent of revenue to increase as our sales increase.  However, due to our short operating history we cannot provide assurances that the gross margin will be consistent from period-to-period.

Operating Expenses

Total operating expenses for the three and nine months ended June 30, 2011 were $16,078 and $18,278, respectively.   Operating expenses consist primarily of sales commissions and business start-up costs.

Non-operating Expense

Non-operating expense of $118 and $185 for the three and nine months ended June 30, 2011, respectively, relates to our notes payable.

Net Income

As a result of the foregoing, our net income for the three and nine months ended June 30, 2011 was $2,788 and $1,290, respectively.

Liquidity and Capital Resources

The Company had cash of $19,716 and current assets of $24,125 as of June 30, 2011.  On the same date, current liabilities totaled $384,656.  Over the next twelve months, we intend to build our business plan which includes increasing our on-line and penny auction sales, in addition to establishing over 100 additional dealerships.  There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms in the amounts required by the Company.  In this regard, management is planning to raise necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. The Company hopes to raise $250,000 from sales of its equity in 2011, which will be used to help fund operations and provide working capital.  Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Net cash provided by operating activities was $4,716 for the nine months ended June 30, 2011.

Net cash used by investing activities was $2,500 for the nine months ended June 30, 2011.

Net cash provided by financing activities was $17,500 for the nine months ended June 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this report on Form 10-Q that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of the date of this report:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this quarterly report on form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*      Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc.
(Registrant)

Dated: August 19, 2011	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer