Form 10-Q/A
period 2011-06-30
ePunk, Inc.
filed 2011-08-29
CIK 1418452

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, as filed by the registrant with the Securities and Exchange Commission on August 19, 2011, and is being filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three months ended June 30, 2011.

Pursuant to Rules 12b-15 and 13a-14 of the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive officer and chief financial officer.

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

On June 30, 2011, the Company closed a share exchange transaction (the “Share Exchange”) pursuant to which it (i) became the 100% parent of Punk Industries, Inc., a Nevada corporation (“Punk”), and (ii) assumed the operations of Punk.  The Company reported the closing of the Share Exchange in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2011. This Quarterly Report on Form 10-Q/A contains information regarding the Company and Punk, as indicated herein. The Merger was accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc operations from the Effective Date of the Merger.

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
FORM 10-Q/A

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q/A which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Item 4. Controls and Procedures.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal quarter covered by this report on Form 10-Q/A that our internal control over financial reporting has not been effective.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this quarterly report on form 10-Q/A fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

ePunk, Inc.
(Registrant)

Dated: August 29, 2011	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer