Form 10-K
period 2011-09-30
ePunk, Inc.
filed 2012-02-10
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

  X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

      .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 000-52810

ePunk, Inc.

(formerly Truesport Alliances & Entertainment, Ltd.)

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1395403 (I.R.S. Employer Identification No.)

34105 Pacific Coast Highway

Dana Point, CA 92629

(Address of principal executive offices)

                                       (714) 968-9230

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 3, 2012 (based on the closing sale price of US $0.80 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $4,044,586. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant’s common stock is listed on the Over the Counter exchange under the symbol “PUNK”.

There were 30,008,585 shares of common stock outstanding as of February 6, 2012.  The shares of common stock outstanding reflect the 1 for 100 reverse split effected by a majority of the shareholders on June 20, 2011 and subsequent issuance of 24,750,000 shares on July 8, 2011 pursuant to the merger between the Company and punk Industries, Inc.

Documents Incorporated by Reference:  None.

ePunk, Inc.

(formerly Truesport Alliances & Entertainment, Ltd.)

Table of Contents to the Annual Report on Form 10-K

for the Fiscal Year Ended September 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, (a) the markets for our products, our profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

PART I

ITEM 1.  BUSINESS.

ePunk, Inc. (the "Company")  markets and distributes motor bikes, gas and electric motor scooters, ATV’s, Go Karts, dirt-bikes, bicycles and related accessories (Collectively "Powersports") primarily through our website properties CountyImports.com (online Powersport dealership),  CountyImportParts.com (online Powersport parts dealership), BidPunks.com (online Powersport penny auction website), ViperSportUSA.com (Powersport wholesalers), CountyCruisers.com (classic bicycle retailer),  Pacific Coast Highway Rides (PCHRides.com; the main headquarters and retail location of ePunk, Inc.) and. The Company is also setting up nationwide dealerships in an effort to increase sales volume, gain further economies of scale with our suppliers and decrease shipping times for online purchasers in other areas of the country.

The primary competitive drivers in today's Powersports marketplace are price, power, quality and comfort. Our products are sourced from reputable Chinese manufacturers and distributors and include several unique products that our competition is unable to match in terms of quality and price. In developing markets such as China, India and south east Asia, motorcycles, scooters and mopeds are essential modes of transportation. Over the past two decades Chinese Powersport manufacturers have significantly improved quality and evolved as a formidable force in the global Powersports market igniting fierce competition that is eroding the monopoly enjoyed by the Japanese majors.

Corporate Information

On December 16, 2009, the date of the Acquisition of Seven Base Consulting, LLC. (“7Base”), 7Base was adopted as the Company's business. The merger was accounted for as a reverse merger with Seven Base Consulting, LLC deemed the accounting acquirer. The Company then changed the Company's name to Truesport Alliances and Entertainment, Ltd. (“Truesport”).  Then, on April 22, 2011, the Company entered into an agreement with Seven Base Consulting, LLC and LMS, LLC for the purpose of separating the business of 7Base from the business of Truesport.  In exchange for all the assets, liabilities (except approximately $359,000 of notes payable) and business of every kind of 7Base, the Company (fka Truesport) received back to treasury and canceled 9,000,000 (Pre reverse split) shares of its common stock. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-20, Discontinued Operations, the Company's fiscal year 2010 financial statement amounts were reclassified to reflect the impact of the discontinued operations of the Company's 7Base business activities, which was the sole focus of the Company during 2010. Then, on June 30, 2011, The Company purchased 100% of the issued and outstanding capital stock of Punk Industries, Inc. (established in February 2011). Since the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of the Company's common stock immediately following the Merger, the Merger was accounted for as a “reverse merger".  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger are reflected in the financial statements at the historical cost basis of Punk Industries, Inc. The Company's consolidated financial statements include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and the Company's operations from the Effective Date of the Merger.

Employees

At September 30, 2011 we had 3 full-time employees, including Mr. Jesse Gonzales, our President, Chief Executive Officer and Director, Justin Dornan, our Treasurer and Director and Frank Drechsler, our secretary and Director.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

The Company's principal executive offices are located at 34105 Pacific Coast Highway, Dana Point, CA 92629. Beginning on July 15, 2011 the Company leases office space on a month to month basis for $3,800 plus a percentage of "operating expenses". We believe the Company's facilities are currently suitable and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the Over the Counter Markets Group, Inc. Pink tier (the “OTC Pink”) under the symbol “PUNK”. The Company's common stock has been listed on the OTC since September 1, 2009 under the symbol “SEWE.”  As a result of the Merger with Seven Base Consulting, LLC in December 2009 and change in our name to Truesport Alliances & Entertainment, Ltd , our common stock has been listed on the OTC since approximately January 2010 under the symbol “TSAN.”  As a result of our name change to ePunk, Inc., in June 2011, our common stock has been listed on the OTC under the symbol “PUNK.”

There has been no active trading of the Company's securities until August 2011.  As a result, the following table sets forth the high and low bid quotations of the Company’s common stock for the 4th quarter of the most recent fiscal year as reported by the OTC. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended September 30, 2011
First Quarter 2011 (October 1 – December 31, 2010)	n/a	n/a
Second Quarter 2011 (January 1, 2011 – March 31)	n/a	n/a
Third Quarter 2011 (April 1 – June 30)	n/a	n/a
Fourth Quarter 2011 (July 1 – September 30)	$0.87	$0.19

All stock prices reflect the 1 for 100 reverse stock split effective as of June 20, 2011. On January 18, 2012, the closing price of our common stock was $0.59 per share.

Holders

As of January 19, 2012, we had 34 stockholders of record of 30,008,585 shares of our common stock A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. 24,952,852 shares are owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•

We would not be able to pay our debts as they become due in the usual course of business; or

•

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Transfer Agent

The transfer agent and registrar for our common stock is Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV 89074 is our stock transfer agent. They can be contacted by telephone at (702) 818-5898 and by facsimile at (702) 974-1444.

Equity Compensation Plans

The Company currently has no equity compensation plans.

Recent Sales of Unregistered Securities

On July 11, 2011, the Company issued 1,250,000 shares of common stock in exchange for the conversion of debt at $0.01 per share for total debt reduction of $12,500, including $7,602.92 of principle and $4,897.08 of accrued interest.

On July 12, 2011, the Company issued 1,250,000 shares of common stock in exchange for the conversion of debt at $0.01 per share for total debt reduction of $12,500, including $6,073.26 of principle and $6,426.74 of accrued interest.

On July 12, 2011, the Company issued 1,250,000 shares of common stock in exchange for the conversion of debt at $0.01 per share for total debt reduction of $12,500, including $3,748.13 of principle and $8,751.69 of accrued interest.

On September 12, 2011, the Company issued 1,200,000 shares of common stock in exchange for the conversion of debt at $0.01 per share for total debt reduction of $12,000, including $11,090.36 of principle and $909.64 of accrued interest.

All funds received from the sale of our shares and debt converted into stock was used for working capital purposes.

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

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

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

Overview

ePunk, Inc. (the "Company")  markets and distributes motor bikes, gas and electric motor scooters, ATV’s, Go Karts, dirt-bikes, bicycles and related accessories (Collectively "Powersports") primarily through our website properties CountyImports.com (online Powersport dealership),  CountyImportParts.com (online Powersport parts dealership), BidPunks.com (online Powersport penny auction website), ViperSportUSA.com (Powersport wholesalers), CountyCruisers.com (classic bicycle retailer),  Pacific Coast Highway Rides (PCHRides.com; the main headquarters and retail location of ePunk, Inc.). The Company is also setting up nationwide dealerships in an effort to increase sales volume, gain further economies of scale with our suppliers and decrease shipping times for online purchasers in other areas of the country.

The primary competitive drivers in today's Powersports marketplace are price, power, quality and comfort. Our products are sourced from reputable Chinese manufacturers and distributors and include several unique products that our competition is unable to match in terms of quality and price. In developing markets such as China, India and south east Asia, motorcycles, scooters and mopeds are essential modes of transportation. Over the past two decades Chinese Powersport manufacturers have significantly improved quality and evolved as a formidable force in the global Powersports market igniting fierce competition that is eroding the monopoly enjoyed by the Japanese majors.

Recent Events

On April 22, 2011, the Company entered into an agreement with Seven Base Consulting, LLC and LMS, LLC and divested all operations. In exchange for all assets, liabilities (except approximately $359,000 of notes payable) and business of every kind of 7Base, the Company (fka Truesport) received back to treasury and canceled 9,000,000 (Pre reverse split on June 20, 2011) shares of its common stock.

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 1 for 100 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

On June 30, 2011, The Company purchased 100% of the issued and outstanding capital stock of Punk Industries, Inc. (established in February 2011).  Since the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of the Company's common stock immediately following the Merger, the Merger was accounted for as a “reverse merger".  Consequently, the assets and liabilities and the historical operations of Punk Industries prior to the Merger are reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  The Company's consolidated financial statements include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and the Company's operations from the Effective Date of the Merger.

Critical Accounting Estimates

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

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

•

We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

•

Different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company's financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as the Company's operating environment changes.  These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of the Company's accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of the Company's financial condition and results of operations.

In preparing the Company's financial statements to conform to accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes.  These estimates include useful lives for fixed assets for depreciation calculations and assumptions for valuing options and warrants. Actual results could differ from these estimates.

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

Long-lived Assets

Long-lived assets, comprised of equipment, and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that may cause an impairment review include significant changes in technology that make current computer-related assets obsolete or less useful and significant changes in the way we use these assets in operations.  When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges).  We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis.  The new cost basis will be depreciated (amortized) over the remaining useful life of that asset.  Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last two years.

The Company's impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in the Company's impairment loss assessment methodology during the past two fiscal years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.  However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

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

Accounting Changes and Recent Accounting Standards

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the period from February 25, 2011 (Inception) through September 30, 2011:

	2011
	Dollars	% of Net Revenue
Net sales	$354,514	100%
Cost of sales	315,232	89%
Gross margin	39,282	11%

Operating expenses
General and administrative	100,726	28%
Sales and marketing	6,944	2%
Depreciation and amortization	1,248	0%
	108,918	31%
Operating income	(69,636)	-20%
Non-operating (expense):
Interest expense	(5,207)	-1%
	(5,207)	-1%
Income before income taxes	(74,843)	-21%
Income tax provision (benefit)	-
Net Income	$(74,843)	-21%

Diluted earnings per common share	$(0.01)

On June 30, 2011, the Company entered into a “reverse merger” with Punk Industries, Inc.  As such, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc operations from the Effective Date of the Merger.  Thus, the discussion that follows relates to the operations of punk Industries, Inc. Punk Industries, Inc. was incorporated in February 2011, therefore, there are no prior year comparative financials.

Revenue and Gross Margin

Revenues totaled $354,514 for the year ended September 30, 2011.  The Company sales were made through our on-line property, www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Our cost of sales during 2011 totaled $315,232 resulting in a gross margin of $39,282 or 11% of revenue. We expect our gross margin as a percent of revenue to increase as our sales increase.  However, due to our short operating history we cannot provide assurances that the gross margin will be consistent from period-to-period.

Operating Expenses

Total operating expenses for the year ended September 30, 2011 were $108,918.   Operating expenses consist primarily of professional fees $22,112, facility costs $15,692, sales and marketing costs $10,459, public company costs $12,054, personnel $29,495, travel $3,468 and other general operating costs $15,638.

Non-operating Expense

Non-operating expense of $5,207 and $0 for the year ended September 30, 2011 and 2010, respectively, relates to interest on our notes payable.

Net Loss

As a result of the foregoing, our net loss for the year ended September 30, 2011 and 2010 was $78,843 and $0, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2011, The Company had assets of $54,119, including cash on hand of $18,206, accounts receivable of $1,136 and $426,878 of current liabilities, including $399,885 of principle and accrued interest related to our notes payable. For the year ended September 30, 2011 the Company had revenue of $354,514, and net losses of $74,843. Based on the past seven months of operations from inception through September 30, 2011, the Company currently receives approximately $5,600 per month in gross profit. Additionally, we have raised $84,000 from promissory notes.  As a result we have been able to fund our operations for the past seven months. Over the next twelve months, we intend to build our business plan which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations

The Company hopes to raise $250,000 over the next 10 months. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Net cash used by operating activities was $63,556 for the year ended September 30, 2011 as compared to $0 for the year ended September 30, 2010.

Net cash used by investing activities was $2,500 for the year ended September 30, 2011 as compared to cash used of $0 for the year ended September 30, 2010.

Net cash provided by financing activities was $84,262 for the year ended September 30, 2011 as compared to $0 for the year ended September 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly we have experienced increased salaries and higher prices for supplies, goods and services. We continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, the Company's management believes that inflation currently does not have a material effect on operating results. However, inflation may become a factor in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

ePunk, Inc.

We have audited the accompanying consolidated balance sheet of ePunk, Inc. as of September 30, 2011, and the related statements of operations, stockholders’ deficit, and cash flow for the period from February 25, 2011 (Inception) through September 30, 2011.  ePunk, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePunk, Inc. as of September 30, 2011, and the results of its operations and cash flows for the period from February 25, 2011 (Inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming ePunk, Inc. will continue as a going concern. As more fully discussed in Note A to the financial statements, the Company has negative working capital, will continue to use capital to market its products and may not be profitable for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note A. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

Las Vegas, Nevada

February 6, 2012

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Balance Sheets

September 30,
2011
ASSETS
Current assets:
Cash	$18,206
Accounts receivable	1,136
Inventory (Note B)	7,317

Total current assets	26,659

Property, plant and equipment, net of $207 of accumulated depreciation	2,293
Intangible assets net of $595 of amortization (Note C)	11,459
Deposits	11,050
Total assets	$51,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,335
Accrued interest (Note D)	4,297
Convertible notes payable (Note D)	395,588

Total current liabilities	424,220

Total liabilities	424,220

Commitments and contingencies

Stockholders' deficit (Note E):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 30,008,585 and 308,534 at September 30, 2011 and 2010, respectively.	3,001
Additional paid-in capital	(300,917)
Accumulated earnings	(74,843)
Total stockholders' deficit	(372,759)
Total liabilities and stockholder's deficit	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Statements of Operations (Unaudited)
For the Period From February 25, 2011 (Inception) through September 30, 2011

September 30,
2011
Net sales	$230,410
Net sales - Related party	124,104
Net sales	354,514
Cost of sales	315,232
Gross margin	39,282

Operating expenses
General and administrative	100,726
Sales and marketing	6,944
Depreciation and amortization	1,248
108,918
Operating income	(69,636)
Non-operating (expense):
Interest expense	(5,207)
(5,207)
Income before income taxes	(74,843)
Income tax provision (benefit)	-
Net Income	$(74,843)

Net income per common share:
Basic:	$(0.01)

Weighted average common shares outstanding basic	$7,431,425

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	32,300,415

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Statement of Stockholder's Deficit
For the Period From February 25, 2011 (Inception) through September 30, 2011

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 25, 2011	-	$-	$-	$-	$-

Shares issued for website properties	24,750,000	2,475	10,025	-	12,500
Legal acquirer shares issued in merger	308,585	31	(359,947)	-	(359,916)
Shares issued upon the conversion of debt	4,950,000	495	49,005	-	49,500
Net loss	-	-	-	(74,843)	(74,843)
Balance, September 30, 2011	30,008,585	$3,001	$(300,917)	$(74,843)	$(372,759)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Statements of Cash Flows
For the Period From February 25, 2011 (Inception) through September 30, 2011

September 30,
2011
Cash flows from operating activities:
Net loss	$(74,843)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	1,248
Common stock issued for accrued interest	910
Changes in certain assets and liabilities:
Accounts receivable	(1,136)
Inventory	(7,317)
Deposits	(11,050)
Accounts payable	24,335
Accrued interest	4,297
Net cash used by operating activities	(63,556)
Cash flows from investing activities:
Capital expenditures, net	(2,500)
Net cash used by investing activities	(2,500)
Net cash provided by financing activities:
Borrowings on convertible notes payable	84,262
Net cash provided by financing activities	84,262
Net increase in cash	18,206
Cash - beginning of period	-
Cash - end of period	$18,206
-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-
Interest paid	$-

NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for accrued interest	$910
Value of Common Stock issued for debt	$49,500

The accompanying notes are an integral part of these financial statements

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

Note A-Organization and Summary Of Significant Accounting Policies

Organization

ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Punk Industries Inc.

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

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of twenty million two hundred and eighty five thousand one hundred sixty seven (20,285,167) pre split shares of common stock (the “Common Shares”),  of Truesport Alliances & Entertainment, Ltd. (now known as ePunk, Inc.), (the “Company”), entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (collectively referred to as the “Purchaser”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, the Seller sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchaser in exchange for $23,451.97.  Concurrently with the closing of the Stock Purchase Agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company.

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. On June 20, 2011, the Company amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

On June 20, 2011, the shareholders and the board of directors of ePunk authorized a 1 for 100 reverse stock split. FINRA approved the reverse split on June 28, 2011 and declared the reverse split effective as of July 5, 2011.

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

Organization (Continued)

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock (post reverse split) in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger was accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger.  Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements at the historical cost basis of Punk Industries, Inc.  The Company's consolidated financial statements include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and the Company's (i.e., ePunk, Inc.; fka Truesport Alliances & Entertainment, Ltd.) continuing operations from the Effective Date of the Merger.  We accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination.  Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

Going Concern

In its report with respect to the Company’s financial statements for the year ended September 30, 2011, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated sufficient revenues from its operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has negative working capital of $397,561 at September 30, 2011.  The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of ePunk, Inc. and its wholly-owned subsidiary, Punk Industries, Inc. which are 100% consolidated in the financial statements.

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

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

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

Inventory

The Company currently utilizes a “just-in-time” inventory system.  Inventories are valued at the lower of cost or market.  Cost is determined on an average cost basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  The Company’s inventory consists primarily of vehicle parts and complete vehicles.

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

Goodwill and Other Intangible Assets

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

Revenue recognition policy

Revenue from the sale of parts, service and vehicles is recognized when the earning process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the delivery of the equipment and/or service to the customer.  Customer returns and exchanges for unused parts require a receipt, all sales on discounted items are final and the Company does not accept returns on special order or electrical items.  The Company does not provide warranties.  Warranties are generally provided by the manufacturer of the items we sell.

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

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

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

Note A-Organization and Summary Of Significant Accounting Policies (Continued)

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

NOTE B – INVENTORY

Inventories are comprised of finished goods ready for resale and are stated at the lower of cost or market, as determined using the average costing method.

NOTE C – INTANGIBLE ASSETS

On February 25, 2011, the Company issued 24,750,000 shares to Jesse Gonzales our CEO in exchange for three fully functional and running websites: www.CountyImports.com, www.CountyImportParts.com and www.CountyCrusiers.com valued at $12,500 which is less than the cost paid by Mr. Gonzales. The websites require periodic maintenance and updating in order to maintain their competitiveness.  These costs can be significant relative to their carrying costs and are expensed as incurred.  The Company is amortizing these assets using the straight-line method over seven years.  In addition, the Company performs an annual assessment to determine if the carrying value of these assets has been impaired.  For the year ended September 30, 2011, amortization expense was $1,041.

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

NOTE D – CONVERTIBLE NOTES PAYABLE

As of September 30, 2011, the Company had the following convertible notes payable:

	Principle	Interest	Date of:			Accrued	Total
	Balance	Rate	Funding	Maturity	Conversion	Interest	Due
Rico Italia Investments Inc. note purchased by Seacoast Advisors, Inc. on June 16, 2011.	$ 10,000	5.00%	02/14/10	12/31/11	$ (7,603)	$ 43	$ 2,440
	51,000	5.00%	03/18/10	12/31/11		643	51,643
	8,000	5.00%	06/09/10	09/10/10		101	8,101
	10,000	5.00%	06/28/10	09/30/10		126	10,126
Conversion into common stock	(7,603)				07/12/11	(4,897)	(12,500)
Total	$ 71,397					$ 913	$ 72,310

Excelsior Management LLC note purchased by Amalfi Coast Capital on June 16, 2011.	$ 10,000	5.00%	02/14/10	12/31/11	$ (10,000)	$ -	$ -
	15,000	5.00%	02/26/10	12/31/11	(7,164)	32	7,868
	59,000	5.00%	05/27/10	08/27/10		242	59,242
	28,000	5.00%	06/02/10	09/01/10		115	28,115
Conversion into common stock	(6,073)				07/12/11	(6,427)	(12,500)
Conversion into common stock	(11,091)				09/12/11	(910)	(12,000)
Total	$ 94,836					$ 389	$ 95,225

Palatine Capital Investment Group LLC note purchased by Ravello Capital Corp on June 16, 2011.	$ 54,340	5.00%	01/30/10	12/31/10	$ (3,748)	$ 643	$ 51,235
	30,000	5.00%	02/14/10	12/31/11		378	30,378
	25,000	5.00%	02/26/10	12/31/11		315	25,315
	14,500	5.00%	09/09/10	12/31/11		183	14,683
	25,000	5.00%	09/17/10	12/31/11		315	25,315
Conversion into common stock	(3,748)				07/11/11	(8,752)	(12,500)
Total	$ 145,092					$ 1,834	$ 146,926

Amalfi Coast Capital	$ 5,000	8.00%	01/28/11	07/28/11		$ 267	$ 5,267
	2,500	8.00%	06/21/11	01/21/12		55	2,555
	10,000	8.00%	06/24/11	01/24/12		215	10,215
	10,000	8.00%	07/14/11	02/14/12		171	10,171
	10,000	8.00%	07/28/11	02/28/12		140	10,140
	15,263	8.00%	08/10/11	03/10/11		171	15,434
	10,000	8.00%	08/19/11	02/19/12		94	10,094
	21,500	8.00%	09/21/11	03/21/12		47	21,547
Total	$ 84,263					$ 1,160	$ 85,423

Grand Total
Principle and interest	$ 395,588					$ 4,297	$ 399,885
Converted principle and interest	$ (28,515)					$ (20,985)	$ (49,500)

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On June 16, 2011, the promissory notes that remained obligations of the Company after the divestiture of our prior business operations under TrueSport Alliances & Entertainment, Ltd. (i.e., the above notes due to: Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC) and totaling approximately $359,000 of principle and interest were purchased by three separate parties for a total purchase price of $99,196.  Then, on June 24, 2011 the Company and holders of the notes entered into an amendment to the convertible promissory notes changing the original conversion price from 50 percent below the average trading price for the five day period prior to the date of conversion, with a minimum conversion price of $0.50 per share and a maximum conversion price of $1.50 per share to a stated conversion price of $0.01 per share.  Per ASC 470-20-25-12, no portion of the proceeds from these notes are attributable to the modification of the conversion feature as at the time the conversion can be made at the option of the holder at a specified price, the conversion price does not decrease, the debt was originally sold at the face amount, the interest rate is lower than the Company would pay for non-convertible debt and the conversion price was greater than the perceived market value of the stock due to the divestiture of the Company’s only business.  In addition, the Company had experienced significant operating losses and shareholder dilution, in the event of a conversion an attempt to sell converted shares would most likely result in a lower stock price due to the lack of share volume traded on the secondary markets.  Due to the foregoing, the perceived market value of the stock was less than the conversion price leaving significant uncertainty about the future trading price of the stock and the ability to recover the face amount of the debt.

The Notes due to Amalfi totaling $84,262 as of September 30, 2011 bear interest at 8% per annum, and generally mature in 6 months and contain a conversion feature that may only be exercised upon default at $0.10 per share.

Due to the reverse merger on June 30, 2011 and related accounting methodology (i.e., accounting acquirer, Punk Industries, Inc. historical operations are presented in the financial statements), interest expense associated with the Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC notes for the periods prior to the reverse merger on June 30, 2011 is not reflected in the consolidated statement of operations. The accrued interest that existed at the date of merger of the aforementioned notes is carried over on the balance sheet.

During the three months ended September 30, 2011, interest expense related to the Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC notes totaled $4,046.  During the year ended September 30, 2011, interest expense related to the Amalfi Coast Capital notes totaled $1,161. Total interest expense during 2011 related to the above notes totaled $5,207.

During the year ended September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of accrued principle and $20,985 of interest.

NOTE E – STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of September 30, 2011.

Common Stock

The Company has authorized 100,000,000 shares of $0.0001 par value common stock available for issuance. 30,008,585 shares have been issued as of September 30, 2011.

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

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

NOTE E – STOCKHOLDERS EQUITY (Continued)

Stock Issued for Cash

No stock was issued for cash during the period from February 25, 2011 (inception) through September 30, 2011.

Stock Issued for liabilities

During the period from February 25, 2011 (Inception) through September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of principle and $20,985 of accrued interest. (See Note D - Convertible Notes Payable above).

NOTE F - COMMITMENTS

The Company has no commitments as of September 30, 2011.

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

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

NOTE H – MERGER (Continued)

The summarized assets and liabilities of the purchased company (ePunk, Inc. fka Truesport Alliances & Entertainment, Ltd.) on June 30, 2011 were as follows:

Total assets	$-

Convertible notes payable	$339,840
Accrued interest on convertible notes	20,076
Total liabilities	359,916
Total stockholders' equity	(359,916)
Total liabilities and stockholders' equity	$-

The condensed unaudited pro forma results of operations for the years ended September 30, 2011 and 2010 were as follows:

ePunk, Inc.
Unaudited Pro Forma Consolidated Statements of Operations
For the period from February 25, 2011 (Inception) through September 30, 2011

	Year Ended September 30, 2011			Year Ended September 30, 2010
	ePunk, Inc. (fka Truesport)	Punk Industries, Inc. (1)		ePunk, Inc. (fka Truesport)	Punk Industries, Inc. (1)
	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma
Revenue	$ -	$ 354,514	$ 354,514	$ -	$ -	$ -
Cost of goods sold	-	315,232	315,232	-	-	-
Gross profit	-	39,282	39,282	-	-	-
Operating expenses	6,975	108,918	115,893	20,877	-	20,877
Operating loss	(6,975)	(69,636)	(76,611)	(20,877)	-	(20,877)
Other expense	(12,379)	(5,207)	(17,586)	(157,050)	-	(157,050)
Loss from continuing operations	(19,354)	(74,843)	(94,197)	(177,927)	-	(177,927)
Loss from discontinued operations	(239,047)	-	(239,047)	(875,265)	-	(875,265)
Net loss	$ (258,401)	$ (74,843)	$ (333,244)	$ (1,053,192)	$ -	$ (1,053,192)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$ (0.06)		$ (0.00)	$ (0.64)		$ (0.01)
Income (loss) from discontinued operations	(0.77)		(0.01)	(3.13)		(0.03)
Net income (loss) per share	$ (0.84)		$ (0.01)	$ (3.77)		$ (0.04)

Weighted average shares outstanding-basic	308,536			279,417
Shares issued for acquisition			24,750,000			24,750,000
Total weighted average shares outstanding			25,058,536			25,029,417

(1)

Punk Industries, Inc. was incorporated on February 25, 2011.

ePunk, Inc.

(Formerly Truesport Alliances and Entertainment, Ltd.)

Notes to Consolidated Financial Statements

For the Period From February 25, 2011 (inception) Through September 30, 2011

NOTE J - RELATED PARTY TRANSACTIONS

Frank Drechsler, or Secretary and Director is also Chief Executive Officer, Chief Financial Officer and Chairman of San West, Inc. San West acts as our dealer and fulfillment center for CountyImports.com. During 2011, $124,104 or 35.0% of our 2011 sales was processed through San West.

Most goods are drop-shipped from our suppliers who require payment prior to shipment. San West currently collects the sale amount and pays our supplier.

NOTE K – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through February 6, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-K for the year ended September 30, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2011.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of all of our directors and executive officers. We have a Board comprised of three members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

NAME	AGE	POSITION	DIRECTOR OR OFFICER SINCE
Richard Jesse Gonzales	34	President, Chief Executive Officer and Director	June 15, 2011(1)
Justin Matthew Dornan	35	Chief Financial Officer, Treasurer, Director	June 15, 2011(1)
Frank J. Drechsler	45	Secretary, Director	June 15, 2011(1)

(1)

On June 15, 2011, the beneficial owners of 20,285,167 shares of common stock, of the Company (fka Truesport Alliances & Entertainment, Ltd. now known as ePunk, Inc.) representing approximately 65.75% of the issued and outstanding shares of common stock of the Company, entered into a stock purchase agreement with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler for the sale and purchase of the common shares.  Concurrently with the closing of the stock purchase agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Chief Financial Officer and Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers has entered into an employment agreement with the Company.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

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

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended September 30, 2011.

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

Board Compensation

The Company did not pay any director compensation during the years ended September 30, 2011 or 2010.  The Company may begin to compensate its directors at some time in the future.

ITEM 11.  EXECUTIVE COMPENSATION.

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

•

attract and retain executives experienced in developing and delivering products such as our own;

•

motivate and reward executives whose experience and skills are critical to our success;

•

reward performance; and

•

align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended September 30, 2011 (the “Named Executive Officers”).

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jesse Gonzales, CEO and Director (1)	2011	-	-	-	-	-	-	25,964	25,964
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Justin Dornan, CFO and Director(2)	2011	-	-	-	-	-	-	1,600	1,600
	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Scott Ence, Former Chairman, CEO, and CFO(3) (6)	2011	40,000	-	-	-	-	-	-	40,000
	2010	82,950	-	50,629	-	-	-	-	133,579
	2009	15,000	-	-	-	-	-	-	15,000

Keoka Quipolta Former Vice President of Marketing and Director(4)(6)	2011	11,591	-	-	-	-	-	-	11,591
	2010	59,150	-	-	-	-	-	-	59,150
	2009	15,300	-	-	-	-	-	-	15,300

Brent Stuchlik, Former President and Director(5)(6)	2011	40,000	-	-	-	-	-	-	40,000
	2010	79,058	-	-	-	-	-	-	79,058
	2009	15,740	-	-	-	-	-	-	15,740

(1)

Jesse Gonzales serves as our Chief Executive Officer and Director since June 20, 2011. Other compensation received of $25,964 consists primarily of sales commissions. Mr. Gonzales does not have an employee agreement with the Company.

(2)

Justin Dornan serves as our Chief Financial Officer and Director since June 20, 2011. Other compensation received of $1,600 consists primarily of sales commissions. Mr. Dornan does not have an employee agreement with the Company.

(3)

Scott Ence served as our Chairman President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors from December 16, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Ence. As of April 22, 2011, the date of the Agreement and Plan of Reorganization, the Company had a liability of $40,000 due to Mr. Ence.

(4)

Keoka Quipolta served as our Vice President of Marketing and Director from February 2, 2010 until March 4, 2011. During 2011, the Company accrued $11,591 of compensation for Mr. Quipolta. As of April 22, 2011, the date of the Agreement and Plan of Reorganization, the Company had a liability of $18,991 of compensation due to Mr. Quipolta.

(5)

Brent Stuchlik served as our President and Director from February 2, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Stuchlik. As of April 22, 2011, the date of the Agreement and Plan of Reorganization, the Company had a liability of $42,600 of compensation due to Mr. Stuchlik.

(6)

These responsibility for the payment of these amounts transferred to Seven Base Consulting, LLC on April 22, 2011 and became discontinued operations pursuant to an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business (i.e., the business of designing, manufacturing, selling, distributing, and licensing to others the right to resell high quality, branded apparel, sporting goods, fitness equipment, merchandise, training centers and events under their own brand image; and revenue generated through the sale of consulting, media, and entertainment services related to the mixed martial arts industry) back to Seven Base Consulting, LLC of whom Scott Ence is majority owner and President; in exchange for the return of 9,000,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of the Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock
Richard Jesse Gonzales
32792 Shipside Dr
Dana Point, CA 92629	12,702,852	42.3%
Justin Matthew Dornan
33142 Ocena Ridge
Dana Point, CA 92629	7,500,000	25.0%
Frank Drechsler
17620 Oak St
Fountain Valley, CA 92078	4,750,000	15.8%
Directors and officers as a group	24,952,852	83.2%
5% owners as a group	-	-
Directors, officers and 5% shareholders as a group	24,952,852	83.2%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 30,008,585 shares of Common Stock issued and outstanding on a fully diluted basis as of September 30, 2011. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving New Energy Technologies, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. New Energy Technologies, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

•

compensation to executive officers determined by the Board;

•

compensation to directors determined by the Board;

•

transactions in which all security holders receive proportional benefits; and

•

banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

We had no related party transactions for the years ended September 30, 2011 and 2010:

Director Independence

Please refer to “Board Committees and Independence” under the section titled “The Board of Directors and Committees” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

LL Bradford and Co. (“LL Bradford”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2011. To the knowledge of management, neither such firm nor any of its owners has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

We do not currently have an audit committee. Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to LL Bradford, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by LL Bradford during the years ended September 30, 2011 and 2010:

	Year Ended
	August 31,
	2011	2010
Audit fees	$13,000	$38,700
Audit-related fees	-	-
Tax fees	-	-
Total fees	$13,000	$38,700

Audit Fees

Audit fees for the years ended September 31, 2011 and 2010, totaled $13,000 and $38,700 and consist of the aggregate fees billed by LL Bradford for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended October 31, 2011 and 2010.

Audit-Related Fees

There were no audit-related fees billed by LL Bradford for the years ended September 30, 2011 and 2010.

Tax Fees

There were no tax related fees billed by LL Bradford for the years ended September 30, 2011 and 2010.

All Other Fees

There were no other fees billed by LL Bradford for the years ended September 30, 2011 and 2010.

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

3.1	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
10.1	Form of Stock Purchase Agreement dated June 15, 2011 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
10.2	Officer and Director resignation letter of Scott Ence (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
10.3	Director resignation letter of Bret Stuchlik (Incorporated by reference from Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
13.1	Annual report to shareholders for the fiscal year ended September 30, 2009 and organizational and financial information (Incorporated by reference filed with the Company’s Form 8-K on April 27, 2010).
16.1	Change in certifying accountant (Incorporated by reference filed with the Company’s Form 8-K on January 26, 2010).
17.1	Election of new Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on February 5, 2010).
17.2	Resignation of directors Todd Youren on 10/14/10, David Thistle on 10/29/10, Michael Dobbins on 12/29/10 (Incorporated by reference filed with the Company’s Form 8-K on March 11, 2011).
17.3	Removal of Kekoa Quipotla from the Board of Directors(Incorporated by reference filed with the Company’s Form 8-K on March 15, 2011).
20.1	Announcing the merger between Sewell Ventures, Inc, and Seven Base Consulting, LLC on December 16, 2010 (Incorporated by reference filed with the Company’s Form 8-K on January 11, 2010).
20.2	Disclosure of certain information of Seven Base Consulting, LLC (Incorporated by reference filed with the Company’s Form 8-K on January 20, 2010).
20.3	Appointment of Eddie Wenrick as Interim CEO for a three month term (Incorporated by reference filed with the Company’s Form 8-K on January 25, 2010).
20.4	Board vote not to approve extend the contract of Interim CEO Eddie Wenrick (Incorporated by reference filed with the Company’s Form 8-K on May 13, 2010).
31.1*	Certification of Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: February 6, 2012	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gonzales	Chief Executive Officer and	February 6, 2012
Richard Gonzales	Chairman of the Board

/s/ Justin Dornan	Principal Financial Officer and Director	February 6, 2012
Justin Dornan

/s/ Frank Drechsler	Director	February 6, 2012
Frank Drechsler