Form 10-K/A
period 2011-09-30
ePunk, Inc.
filed 2012-05-31
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Documents Incorporated by Reference:  None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the fiscal year ended September 30, 2011, which was originally filed with the Securities and Exchange Commission on February 10, 2012 (the “Form 10-K”), is being filed for purposes of furnishing Interactive Data File disclosure as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Other than as expressly set forth above, this Amendment No. 1 to Form 10-K does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K, or reflect any events that have occurred after the Form 10-K was originally filed; however, this Amendment includes as exhibits 31.1, 31.2 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

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

●	We would not be able to pay our debts as they become due in the usual course of business; or
●
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

●
Our annual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

●	The information contained in an annual report on Form 10-K under the Exchange Act.

●
The information contained in any reports or documents required to be filed under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

●	A brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in San West’ affairs that are not disclosed in the documents furnished.

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

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

●	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
●
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

Liquidity and Capital Resources

[ The accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2011, The Company had assets of $54,119, including cash on hand of $18,206, accounts receivable of $1,136 and $426,878 of current liabilities, including $399,885 of principle and accrued interest related to our notes payable. For the year ended September 30, 2011 the Company had revenue of $354,514, and net losses of $74,843. Based on the past seven months of operations from inception through September 30, 2011, the Company currently receives approximately $5,600 per month in gross profit. Additionally, we have raised $84,000 from promissory notes.  As a result we have been able to fund our operations for the past seven months. Over the next twelve months, we intend to build our business plan which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations

The Company hopes to raise $250,000 over the next 10 months. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. ]

Net cash used by operating activities was $63,556 for the year ended September 30, 2011 as compared to $0 for the year ended September 30, 2010.

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
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Balance Sheets

September 30,
2011
ASSETS
Current assets:
Cash	$18,206
Accounts receivable	1,136
Inventory (Note B)	7,317
Total current assets	26,659
Property, plant and equipment, net of $207 of accumulated depreciation	2,293
Intangible assets net of $1,041 of amortization (Note C)	11,459
Deposits	11,050
Total assets	$51,461
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,335
Accrued interest (Note D)	4,297
Convertible notes payable (Note D)	395,588
Total current liabilities	424,220
Total liabilities	424,220
Commitments and contingencies
Stockholders' deficit (Note E):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 30,008,585 and 308,534 at September 30, 2011 and 2010, respectively.	3,001
Additional paid-in capital	(300,917)
Accumulated earnings	(74,843)
Total stockholders' deficit	(372,759)
Total liabilities and stockholder's deficit	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Statements of Operations (Unaudited)
For the Period From February 25, 2011 (Inception) through September 30, 2011

September 30,
2011
Net sales	$230,410
Net sales - Related party	124,104
Net sales	354,514
Cost of sales	315,232
Gross margin	39,282
Operating expenses
General and administrative	100,726
Sales and marketing	6,944
Depreciation and amortization	1,248
108,918
Operating income	(69,636)
Non-operating (expense):
Interest expense	(5,207)
(5,207)
Income before income taxes	(74,843)
Income tax provision (benefit)	-
Net Income	$(74,843)
Net income per common share:
Basic:	$(0.01)
Weighted average common shares outstanding basic	7,431,425
The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:
Convertible promissory notes	32,300,415

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
Consolidated Statement of Stockholder's Deficit
For the Period From February 25, 2011 (Inception) through September 30, 2011

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 25, 2011	-	$-	$-	$-	$-
Shares issued for website properties	24,750,000	2,475	10,025		12,500
Legal acquirer shares issued in merger	308,585	31	(359,947)		(359,916)
Shares issued upon the conversion of debt	4,950,000	495	49,005		49,500
Net loss				(74,843)	(74,843)
Balance, September 30, 2011	30,008,585	$3,001	$(300,917)	$(74,843)	$(372,759)

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
Notes to Financial Statements
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

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

NOTE D – CONVERTIBLE NOTES PAYABLE

As of September 30, 2011, the Company had the following convertible notes payable:

	Principle	Interest	Date of:			Accrued	Total
	Balance	Rate	Funding	Maturity	Conversion	Interest	Due
Rico Italia Investments Inc. note purchased by Seacoast Advisors, Inc. on June 16, 2011.	$10,000	5.00%	02/14/10	12/31/11	$(7,603)	$43	$2,440
	51,000	5.00%	03/18/10	12/31/11		643	51,643
	8,000	5.00%	06/09/10	09/10/10		101	8,101
	10,000	5.00%	06/28/10	09/30/10		126	10,126
Conversion into common stock	(7,603)				07/12/11	(4,897)	(12,500)
Total	$71,397					$913	$72,310

Excelsior Management LLC note purchased by Amalfi Coast Capital on June 16, 2011.	$10,000	5.00%	02/14/10	12/31/11	$(10,000)	$-	$-
	15,000	5.00%	02/26/10	12/31/11	(7,164)	32	7,868
	59,000	5.00%	05/27/10	08/27/10		242	59,242
	28,000	5.00%	06/02/10	09/01/10		115	28,115
Conversion into common stock	(6,073)				07/12/11	(6,427)	(12,500)
Conversion into common stock	(11,091)				09/12/11	(910)	(12,000)
Total	$94,836					$389	$95,225

Palatine Capital Investment Group LLC note purchased by Ravello Capital Corp on June 16, 2011.	$54,340	5.00%	01/30/10	12/31/10	$(3,748)	$643	$51,235
	30,000	5.00%	02/14/10	12/31/11		378	30,378
	25,000	5.00%	02/26/10	12/31/11		315	25,315
	14,500	5.00%	09/09/10	12/31/11		183	14,683
	25,000	5.00%	09/17/10	12/31/11		315	25,315
Conversion into common stock	(3,748)				07/11/11	(8,752)	(12,500)
Total	$145,092					$1,834	$146,926

Amalfi Coast Capital	$5,000	8.00%	01/28/11	07/28/11		$267	$5,267
	2,500	8.00%	06/21/11	01/21/12		55	2,555
	10,000	8.00%	06/24/11	01/24/12		215	10,215
	10,000	8.00%	07/14/11	02/14/12		171	10,171
	10,000	8.00%	07/28/11	02/28/12		140	10,140
	15,263	8.00%	08/10/11	03/10/11		171	15,434
	10,000	8.00%	08/19/11	02/19/12		94	10,094
	21,500	8.00%	09/21/11	03/21/12		47	21,547
Total	$84,263					$1,160	$85,423

Grand Total
Principle and interest	$395,588					$4,297	$399,885
Converted principle and interest	$(28,515)					$(20,985)	$(49,500)

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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
Notes to Financial Statements
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
Notes to Financial Statements
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
Unaudited Pro Forma Consolidated Statements of Operations
For the period from February 25, 2011 (Inception) through September 30, 2011

	Year Ended September 30, 2011			Year Ended September 30, 2010
	ePunk, Inc. (fka Truesport)	Punk Industries, Inc. (1)		ePunk, Inc. (fka Truesport)	Punk Industries, Inc. (1)
	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma
Revenue	$-	$354,514	$354,514	$-	$-	$-
Cost of goods sold	-	315,232	315,232	-	-	-
Gross profit	-	39,282	39,282	-	-	-
Operating expenses	6,975	108,918	115,893	20,877	-	20,877
Operating loss	(6,975)	(69,636)	(76,611)	(20,877)	-	(20,877)
Other expense	(12,379)	(5,207)	(17,586)	(157,050)	-	(157,050)
Loss from continuing operations	(19,354)	(74,843)	(94,197)	(177,927)	-	(177,927)
Loss from discontinued operations	(239,047)	-	(239,047)	(875,265)	-	(875,265)
Net loss	$(258,401)	$(74,843)	$(333,244)	$(1,053,192)	$-	$(1,053,192)
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.06)		$(0.00)	$(0.64)		$(0.01)
Income (loss) from discontinued operations	(0.77)		(0.01)	(3.13)		(0.03)
Net income (loss) per share	$(0.84)		$(0.01)	$(3.77)		$(0.04)
Weighted average shares outstanding-basic	308,536			279,417
Shares issued for acquisition			24,750,000			24,750,000
Total weighted average shares outstanding			25,058,536			25,029,417

(1)	Punk Industries, Inc. was incorporated on February 25, 2011.

ePunk, Inc.
(Formerly Truesport Alliances and Entertainment, Ltd.)
Notes to Financial Statements
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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. We designed our executive compensation program to achieve the following objectives:

●         attract and retain executives experienced in developing and delivering products such as our own;
●         motivate and reward executives whose experience and skills are critical to our success;
●         reward performance; and
●         align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of the Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock
Richard Jesse Gonzales	12,702,852	42.3%
32792 Shipside Dr
Dana Point, CA 92629
Justin Matthew Dornan	7,500,000	25.0%
33142 Ocena Ridge
Dana Point, CA 92629
Frank Drechsler	4,750,000	15.8%
17620 Oak St
Fountain Valley, CA 92078
Directors and officers as a group	24,952,852	83.2%
5% owners as a group	-	-
Directors, officers and 5% shareholders as a group	24,952,852	83.2%

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

●
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

●	compensation to executive officers determined by the Board;
●	compensation to directors determined by the Board;
●	transactions in which all security holders receive proportional benefits; and
●	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

3.1	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.1	Form of Stock Purchase Agreement dated June 15, 2011 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.2	Officer and Director resignation letter of Scott Ence (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.3	Director resignation letter of Bret Stuchlik (Incorporated by reference from Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

13.1	Annual report to shareholders for the fiscal year ended September 30, 2009 and organizational and financial information (Incorporated by reference filed with the Company’s Form 8-K on April 27, 2010).

16.1	Change in certifying accountant (Incorporated by reference filed with the Company’s Form 8-K on January 26, 2010).

17.1	Election of new Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on February 5, 2010).

17.2	Resignation of directors Todd Youren on 10/14/10, David Thistle on 10/29/10, Michael Dobbins on 12/29/10 (Incorporated by reference filed with the Company’s Form 8-K on March 11, 2011).

17.3	Removal of Kekoa Quipotla from the Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on March 15, 2011).

20.1	Announcing the merger between Sewell Ventures, Inc, and Seven Base Consulting, LLC on December 16, 2010 (Incorporated by reference filed with the Company’s Form 8-K on January 11, 2010).

20.2	Disclosure of certain information of Seven Base Consulting, LLC (Incorporated by reference filed with the Company’s Form 8-K on January 20, 2010).

20.3	Appointment of Eddie Wenrick as Interim CEO for a three month term (Incorporated by reference filed with the Company’s Form 8-K on January 25, 2010).

20.4	Board vote not to approve extend the contract of Interim CEO Eddie Wenrick (Incorporated by reference filed with the Company’s Form 8-K on May 13, 2010).

31.1*	Certification of Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Defination Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: May 31, 2012	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Gonzales	Chief Executive Officer and Chairman of the Board	May 31, 2012
Richard Gonzales

/s/ Justin Dornan	Principal Financial Officer and Director	May 31, 2012
Justin Dornan

/s/ Frank Drechsler	Director	May 31, 2012
Frank Drechsler