Form 10-Q
period 2011-12-31
ePunk, Inc.
filed 2012-05-31
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
 (Exact name of registrant as specified in Charter)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

34105 Pacific Coast Highway
Dana Point, CA 92629
 (Address of Principal Executive Offices)

(949) 514-6724
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 2, 2012 the registrant had outstanding 31,819,917 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

ePunk, Inc.
FORM 10-Q

Item 1.  Financial Statements.

ePunk, Inc.
Consolidated Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$11,367	$18,206
Accounts receivable	1,128	1,136
Inventory (Note B)	16,996	7,317
	29,491	26,659

Property, plant and equipment, net of $701 of accumulated depreciation	10,554	2,293
Intangible assets net of $1,488 of amortization (Note C)	11,012	11,459
Deposits (Note D)	12,210	11,050
Total assets	$63,267	$51,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note E)	$98,444	$24,335
Accrued interest (Note F)	10,227	4,297
Convertible notes payable (Note F)	417,938	395,588
Total current liabilities	526,609	424,220

Total liabilities	526,609	424,220

Commitments and contingencies

Stockholders' deficit (Note G):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 30,008,585 and 30,008,585 at December 31, 2011 and September 30, 2011, respectively.	3,001	3,001
Additional paid-in capital	(300,917)	(300,917)
Accumulated earnings	(165,426)	(74,843)
Total stockholders' deficit	(463,342)	(372,759)
Total liabilities and stockholder's deficit	$63,267	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three months ended December 31, 2011

Net sales	$226,706
Cost of sales	192,164
Gross margin	34,542

Operating expenses:
General and administrative	100,417
Sales and marketing	17,838
Depreciation and amortization	940
Total operating expenses	119,195
Operating loss	(84,653)

Non-operating income (expense):
Interest expense	(5,930)
Total non-operating income (expense)	(5,930)
Loss before income taxes	(90,583)
Income tax provision (benefit)	-
Net loss	$(90,583)

Net loss per common share:
Basic:	$(0.00)

Weighted average common shares outstanding basic	30,008,585

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	32,936,332

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statement of Stockholder's Deficit
For three months ended December 31, 2011 and the Period From February 25, 2011 (Inception) through December 31, 2011

			Additional		Total
	Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 25, 2011	-	$-	$-	$-	$-

Shares issued for website properties	24,750,000	2,475	10,025		12,500
Legal acquirer shares issued in merger	308,585	31	(359,947)		(359,916)
Shares issued upon the conversion of debt	4,950,000	495	49,005		49,500
Net loss				(74,843)	(74,843)
Balance, September 30, 2011	30,008,585	$3,001	$(300,917)	$(74,843)	$(372,759)

Net loss				(90,583)	(90,583)
Balance, December 31, 2011 (Unaudited)	30,008,585	$3,001	$(300,917)	$(165,426)	$(463,342)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended December 31, 2011

Cash flows from operating activities:
Net loss	$(90,583)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	940
Changes in certain assets and liabilities:
Accounts receivable	8
Inventory	(9,679)
Deposits	447
Accounts payable and accrued liabilities	-
Accrued interest	74,109
Net cash used by operating activities	(24,758)
Cash flows from investing activities:
Capital expenditures, net	(8,754)
Net cash used by investing activities	(8,754)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	5,930
Net cash provided by financing activities	5,930
Net decrease in cash	(27,582)
Cash - beginning of period	18,206
Cash - end of period	$(9,376)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

Note A-Organization and Going Concern

Basis of Presentation
The unaudited financial statements of ePunk, Inc. as of December 31, 2011 and for the three months ended December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization
ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007.

On December 16, 2009, the Company acquired Seven Base Consulting, LLC, a privately owned Nevada limited liability company organized under the laws of the State of Nevada on October 17, 2008.

On January 15, 2010, the Company name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada

On April 22, 2011, the Company and Seven Base Consulting, LLC entered into an Agreement and Plan of Reorganization whereby the Company divested all Seven Base Consulting, LLC business related assets, liabilities and rights to the operation of the Seven Base Consulting, LLC business to Seven Base Consulting, LLC in exchange for the return of 90,000 shares of Truesport Alliances & Entertainment, Ltd. Common stock held by Seven Base Consulting, LLC members.  As a result of this transaction all the Company’s assets were transferred and the Company kept certain notes payable totaling approximately $359,000.

On June 15, 2011, Excelsior Management, LLC, (“Seller”) as agent for the beneficial owners of a total of 202,852 shares of common stock of ePunk, Inc. (fka Truesport Alliances & Entertainment, Ltd.), entered into a stock purchase agreement with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler (the “Purchasers”) for the sale and purchase of the Common Shares.  As a result of the execution of the Stock Purchase Agreement, Excelsior sold, 65.75% of the issued and outstanding shares of common stock of the Company to the Purchasers in exchange for $23,451.97.

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

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

Note A-Organization and Going Concern (Continued)

On June 30, 2011, The board and majority of the shareholders of the Company approved the issuance of 24,750,000 shares of common stock in exchange for 100% of the issued and outstanding capital stock of Punk Industries, Inc. causing Punk Industries, Inc. to become a wholly owned subsidiary of the Company.  Punk Industries, Inc. was formed in February 2011 to develop off-road vehicle distribution.  The Merger was accounted for as a “reverse merger,” as the stockholders of Punk Industries, Inc. owned a majority of the outstanding shares of ePunk, Inc. common stock immediately following the Merger. Punk Industries, Inc. was deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements at the historical cost basis of Punk Industries, Inc. The Company's consolidated financial statements include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., the historical operations of Punk Industries, Inc. and the Company's continuing operations from the Effective Date of the Merger. The Company accounted for the merger under recapitalization accounting whereby the equity of the acquiring enterprise (Punk Industries, Inc.) is presented as the equity of the combined enterprise and the capital stock account of the acquiring enterprise is adjusted to reflect the par value of the outstanding stock of the legal acquirer (ePunk, Inc.) after giving effect to the number of shares issued in the business combination. Shares retained by the legal acquirer (ePunk, Inc.) are reflected as an issuance as of the reverse merger date (June 30, 2011) for the historical amount of the net assets of the acquired entity.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $165,426 and $74,843 at December 31, 2011 and September 30, 2011, respectively.  In addition, the Company has negative working capital of $497,118 and $397,561 at December 31, 2011 and September 30, 2011, respectively. The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

NOTE C – INTANGIBLE ASSETS

On February 25, 2011, the Company issued 24,750,000 shares to Jesse Gonzales our CEO in exchange for three fully functional and running websites: www.CountyImports.com, www.CountyImportParts.com and www.CountyCrusiers.com valued at $12,500 which is less than the cost paid by Mr. Gonzales. The websites require periodic maintenance and updating in order to maintain their competitiveness.  These costs can be significant relative to their carrying costs and are expensed as incurred.  The Company is amortizing these assets using the straight-line method over seven years.  In addition, the Company performs an annual assessment to determine if the carrying value of these assets has been impaired.  For the three months ended December 31, 2011, amortization expense was $446.

NOTE D - DEPOSITS

Deposits are comprised of amounts related to our facilities and local electricity provider.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2011 consisted of $5,587 of professional services and $92,857 of trade payables.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

NOTE F – CONVERTIBLE NOTES PAYABLE

As of December 31, 2011 the Company had the following convertible notes payable:

	Principle	Interest	Date of:		Accrued	Total
	Balance	Rate	Funding	Maturity	Interest	Due
Rico Italia Investments Inc. note purchased by Seacoast Advisors, Inc. on June 24, 2011.	$2,397	5.00%	02/14/10	12/31/11	$73	$2,470
	51,000	5.00%	03/18/10	12/31/11	1,285	52,285
	8,000	5.00%	06/09/10	09/10/10	202	8,202
	10,000	5.00%	06/28/10	09/30/10	252	10,252
Total	$71,397				$1,812	$73,209

Excelsior Management LLC note purchased by Amalfi Coast Capital on June 24, 2011.	7,836	5.00%	02/26/10	12/31/11	131	7,967
	59,000	5.00%	05/27/10	08/27/10	986	59,986
	28,000	5.00%	06/02/10	09/01/10	468	28,468
Total	$94,836				$1,585	$96,421

Palatine Capital Investment Group LLC note purchased by Ravello Capital Corp on June 24, 2011.	$50,592	5.00%	01/30/10	12/31/10	$1,281	$51,873
	30,000	5.00%	02/14/10	12/31/11	756	30,756
	25,000	5.00%	02/26/10	12/31/11	630	25,630
	14,500	5.00%	09/09/10	12/31/11	366	14,866
	25,000	5.00%	09/17/10	12/31/11	630	25,630
Total	$145,092				$3,663	$148,755

Amalfi Coast Capital	$5,000	8.00%	01/28/11	07/28/11	$368	$5,368
	2,500	8.00%	06/21/11	01/21/12	106	2,606
	10,000	8.00%	06/24/11	01/24/12	416	10,416
	10,000	8.00%	07/14/11	02/14/12	373	10,373
	10,000	8.00%	07/28/11	02/28/12	342	10,342
	15,263	8.00%	08/10/11	02/10/12	478	15,741
	10,000	8.00%	08/19/11	02/19/12	296	10,296
	21,500	8.00%	09/21/11	03/21/12	481	21,981
	2,900	8.00%	10/12/11	04/12/12	51	2,951
	7,500	8.00%	10/19/11	04/19/12	120	7,620
	11,950	8.00%	11/09/11	05/09/12	136	12,086
Total	$106,613				$3,167	$109,780

Grand Total
Principle and interest	$417,938				$10,227	$428,165

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

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

NOTE F – CONVERTIBLE NOTES PAYABLE (Continued)

The Notes due to Amalfi totaling $106,613 of principle as of December 31, 2011 bear interest at 8% per annum, mature 6 months from issuance and contain a conversion feature that may only be exercised upon default at $0.10 per share. Accordingly, per ASC 470-20-25-20, a contingent feature will not be recorded until the triggering event occurs, or in the event of the note(s) falling into default.

Due to the reverse merger on June 30, 2011 and related accounting methodology, interest expense associated with the Rico Italia Investments, Inc., Excelsior Management, LLC and Palatine Capital Investment Group, LLC notes for the periods prior to the reverse merger on June 30, 2011 is not reflected in the consolidated statement of operations. The accrued interest that existed at the date of merger of the aforementioned notes is carried over on the balance sheet.

During the year ended September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of accrued principle and $20,985 of interest.

During the three months ended December 31, 2011, interest expense related to the above Notes totaled $5,930.

NOTE G – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of December 31, 2011.

Common Stock
The Company has authorized 100,000,000 shares of $0.0001 par value common stock available for issuance. 30,008,585 shares have been issued as of December 31, 2011.

Stock Issued for Cash
No stock was issued for cash during the period from February 25, 2011 (inception) through December 31, 2011.

Stock Issued upon Conversion of Debt
No stock was issued for upon the conversion of debt during the three months ended December 31, 2011.

During the period from February 25, 2011 (Inception) through September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of principle and $20,985 of accrued interest.

NOTE H - COMMITMENTS

The Company has no commitments as of December 31, 2011.

NOTE I – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through May 2, 2012.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

NOTE I – SUBSEQUENT EVENTS (Continued)

On February 3, 3012, Jesse Gonzales, Justin Dornan and Frank Drechsler, collectively holding 24,952,852 shares of restricted common stock or 83.2% of the 30,008,585 shares outstanding as of December 31, 2011, entered into separate Lock-Up and Leak-Out Agreements pursuant to which each individual agreed to a lock-up period of 24 months through February 3, 2014. Pursuant to the leak-out provisions, for any month, no dispositions individually and no dispositions in the aggregate, will be allowed in excess of the shareholder's "leak-out allowance" where such term is defined to mean, for any month, no amount on a disposition-by-disposition basis and in the aggregate (for that respective month) which is greater than 1% of the covered securities ("Monthly Maximum Sales Percentage"); however, the Monthly Maximum Sales Percentage shall be increased to 4% if averaged over any consecutive twenty trading-day period (subsequent to the 360th day after the Effective Date any of the following occurs: (i) the median of the daily low and daily high trade price of the Company's common stock shares average is above $0.80; or (ii) the ten lowest trading volume days (by number of shares traded) averages above 300,000 shares traded per day.

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID")and $5,000 in documentary fees associated with the note and with held by the lender. The note matures six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. As a result the effective interest rate is 34.88%. The Company will amortize the OID using the effective interest method and the issuance fees over the term of the note. In the event of default the note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. Commensurate with the Note the Company issued 100,000 shares valued at $95,000, the closing price of the Company's common stock on March 19, 2012.

On April 3, 2012, Amalfi Coast Capital, Inc. assigned $49,436.40 of notes to the RFF Family Partnership, LP under the same terms and conditions of  the original notes.

On April 3, 2012, Ravello Capital Advisors Corp. assigned $150,563.59 of notes to the RFF Family Partnership, LP under the same terms and conditions of  the original notes.

On April 3, 2012, Seacoast Advisors, Inc., Amalfi Coast Capital, Inc., and the RFF Family Partnership, LP (Assignee of Ravello notes), holders of the Notes originally entered into by TrueSport Alliances & Entertainment, Ltd. and with a principle balance as of December 31, 2011 of $71,394, $94,836 and $145,092, respectively as disclosed in NOTE F – CONVERTIBLE NOTES PAYABLE above, amended their notes to increase the conversion price of their debt from $0.01 per share to $0.20 per share in order to reduce the potential number of shares issuable upon conversion and increase the attractiveness of the Company to potential outside investors.

On April 3, 2012, Amalfi Coast Capital, Inc., holder of notes with a principle balance as of December 31, 2011 of $106,613 as disclosed in NOTE F – CONVERTIBLE NOTES PAYABLE above, amended their notes to increase the conversion price of their debt from $0.10 per share to $0.20 per share in order to reduce the potential number of shares issuable upon conversion and increase the attractiveness of the Company to potential outside investors.

On March 19, 2012, the Company's Board approved the issuance of 100,000 shares of restricted common stock to a Consultant. On May 10, 2012, the Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the Agreement, Consultant is to provide substantial services through January 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to January 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-31-21 and ASC 505-50-S99-1 upon the successful performance of services by Consultant on the vesting date, the Company will record expense at the then market value of shares issued.

On April 5, 2012, the Company issued 1,611,332 shares of common stock in exchange for the conversion of $322,266 of convertible promissory notes.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2011

NOTE I – SUBSEQUENT EVENTS (Continued)

On May 10, 2012, the Company's Board of Directors and Majority Shareholders adopted ("Effective Date") the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 for a copy of the Plan). The purpose of the plan is to facilitate the ability of ePunk, Inc. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year.

We measure and record stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. We measure and record stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees. For more information on stock-based compensation, see Critical Accounting Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Business

ePunk, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “ePunk,” the “Company,” “we,” “us,” or “our”) is a distributor of power sports products and accessories, including scooters, motorcycles (on road and off road), all-terrain vehicles (“ATVs”) utility terrain vehicles (“UTVs”), karts and buggies through its website properties CountyImports.com, CountyImportParts.com, BidPunks.com, ViperSportUSA.com, CountyCruisers.com, PCHRides.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. Marketing of our products is targeted toward value conscious consumers that find the price point of off-brand products attractive, but that still demand quality. We believe there is a consistently strong demand for the products we market and sell.

We are establishing the CountyImports.com brand in the online marketplace by offering high-quality merchandise, a unique, user-friendly shopping experience and the opportunity for buyers to achieve significant cost savings versus traditional retail channels. A key to our success has been our ability to efficiently and cost effectively source second-tier brand products and rapidly respond to changing consumer demands. Inventory is often sold that is held by our suppliers using a just in time ordering and/or drop ship model.

Plan of Operation

Our long-term business strategy or goal is to become the leading distributor of power sports products, accessories and services in the market place. In implementing this strategy, we intend to execute the following matters for the next 12 months:

Continue Building the County Imports.com Customer Base

Our primary focus during 2012 is to increase consumer traffic to our CountyImports.com website, building customer loyalty and repeat business by offering superior products and the most attractive prices.

Launch a Power Sports Penny Auction, BidPunk.com Complimentary to Our County Imports.com Consumer and Product Base

We intend to launch BidPunk.com, the first penny auction dedicated exclusively to the power sports industry. We believe that there are several advantages to adding BidPunk.com to our operations, including, but not limited to:

●	Creating an additional revenue stream to our business,
●	Enabling us to mitigate inventory risk through opening up a new sales channel,
●	Increasing customer loyalty through providing a platform to purchase quality power sports products, accessories and services at prices not available in other retail channels,
●	Creates further operating leverage enabling us to convert CountyImports.com customers to BidPunk users and vice versa, and
●	High margin business enhances quality of revenue for the overall business.

Add Additional Products and Services to our Offering

We will continue to identify and add quality and popular products, accessories and services amongst the power sports consumer market place. Quality and reputation in the industry are the primary criterion for our selection process, and we intend to negotiate increasingly favorable price points with suppliers as our sales volume increase, to attract customers that are cost conscious. In addition, we intend to commence marketing and sales of a variety of ancillary products under existing brands that we currently market.

Expansion of Sales and Marketing Activities

We will continue to expand upon our marketing activities which are primarily focused toward supporting County Imports.com and building consumer awareness. We will engage in ongoing advertising and promotional activities to develop and enhance the visibility of our County Imports.com image.

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

Stock-Based Compensation

We measure and record stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. We measure and record stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees. We measure fair value by application of the Black-Scholes option pricing model and recognize expense over the requisite service period or upon completion of milestones for performance-based awards depending on the relevant guidance in ASC 708 or ASC 505. The Black-Scholes option pricing model requires management to make certain assumptions as follows:

1)
The expected life. No incentive stock options have been granted to date. In the event the Company issues employee options, we will base our determination of expected life on the guidance in ASC 718-10-55-29 to 34. The Company utilizes the contract term of each non qualified option and warrant except in the event that the option is not transferrable in which case we apply the aforementioned guidance in determining the expected term.

2)	Risk-free interest rate. We use the treasury bill rate that most closely aligns with the expected life of the derivative.
3)	Dividend yield. Until a dividend is offered this input will always be zero.
4)
Volatility. Due to the short amount of time the Company's stock has traded, the Company uses the SPDR S&P (XRT) exchange traded fund ("ETF") that tracks the S&P Retail Index (RLX) from inception of the ETF to the date of grant.

5)	Forfeiture rate. To date this rate has been zero.
6)	Stock price. As quoted on the OTC Pink Tier.

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

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the three months ended December 31, 2011:

	Three Months Ended
	December 31, 2011
	Dollars	% of Net Revenue
Net sales	$226,706	100.0%
Cost of sales	192,164	84.8%
Gross margin	34,542	15.2%

O:perating expenses:
General and administrative	100,417	44.3%
Sales and marketing	17,838	7.9%
Depreciation and amortization	940	0.4%
Total operating expenses	119,195	52.6%
Operating loss	(84,653)	-37.3%

Non-operating income (expense):
Interest expense	(5,930)	-2.6%
Total non-operating income (expense)	(5,930)	-2.6%
Loss before income taxes	(90,583)	-40.0%
Income tax provision (benefit)	-
Net loss	$(90,583)	-40.0%

Diluted earnings per common share	$(0.003)

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

Revenue and Gross Margin

Revenues and gross profit totaled $226,706 and $34,542, respectively, during the three months ended December 31, 2011 compared to revenue and gross profit of $148,298 and $19,528, respectively during our fourth quarter ending September 30, 2011. Our first quarter gross margin was 15.2% compared to the fourth quarter's gross margin of 13.2%. Our revenue consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories through our website properties CountyImports.com, CountyImportParts.com, BidPunks.com, ViperSportUSA.com, CountyCruisers.com, PCHRides.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. We expect our gross margin to increase as our sales increase.  However, due to our short operating history we cannot provide assurances that the gross margin will be consistent from period-to-period.

Operating Expenses

Total operating expenses for the three months ended December 31, 2011 were $119,195. Operating expenses consist primarily of facility costs of $21,283, sales and marketing costs of $17,838, personnel costs of $60,952, professional fees of $5,587 and other general operating costs of $13,535. Operating expenses as a percent of revenue decreased 8.5% to 52.6% during the three months ended December 31, 2011 compared to 61.1% during the three months ended September 30, 2011.

Non-operating Expense

Non-operating expense of $5,930 during the three months ended December 31, 2011 relates to interest on notes payable.

Net Loss

As a result of the foregoing, our net loss for the three months ended December 31, 2011 was $90,583 compared to a net loss of $76,132 during the three months ended September 30, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. At December 31, 2011, The Company had current assets of $29,491, including cash on hand of $11,367, accounts receivable of $1,128 and $526,609 of current liabilities, including $428,165 of principle and accrued interest related to our notes payable. For the year ended September 30, 2011 the Company had revenue of $354,514, and net losses of $74,843. Based on the past six months of operations from July 2011 through December 31, 2011, the Company currently receives approximately $9,000 per month in gross profit. Additionally, we have raised $106,612 from promissory notes from February 25, 2011 (inception) through December 31, 2011.  As a result we have been able to fund our operations to date. Over the next twelve months, we intend to build our business which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations

The Company hopes to raise $250,000 over the next 10 months. Management is planning to raise necessary additional funds through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Net cash used by operating activities was $20,435 for the three months ended December 31, 2011.

Net cash used by investing activities was $8,754 for the three months ended December 31, 2011.

Net cash provided by financing activities was $22,350 for the three months ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain certain disclosure controls and procedures as defined under the Securities Exchange Act of 1934. They are designed to help ensure that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, in a manner that allows for timely decisions regarding required disclosures; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934 and within the time periods specified by the SEC. As of December 31, 2011, the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

A material weakness in the Company’s internal control over financial reporting exists in that there is 1) limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements; 2) lack of an independent audit committee; and 3) insufficient number of independent directors.  These material weaknesses may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-Q for the three months ended December 31, 2011, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit

10.1*	ePunk, Inc. 2012 Stock Incentive Plan

31.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: May 31, 2012	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer