Form 10-Q
period 2012-03-31
ePunk, Inc.
filed 2012-06-27
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

ePunk, Inc.
(formerly Truesport Alliances & Entertainment, Ltd.)
(formerly Sewell Ventures, Inc.)
 (Exact name of registrant as specified in Charter)

Nevada	333-147394	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

34105 Pacific Coast Highway
Dana Point, CA 92629
 (Address of Principal Executive Offices)

(949) 514-6724
 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐        No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At June 26, 2012 the registrant had outstanding 31,819,917 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

ePunk, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and September 30, 2011	1
	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended March 31, 2012 and the Period From February 25, 2011 (Inception) through March 31, 2011	2
	Consolidated Statement of Stockholders’ Deficit (Unaudited) for the Six months ended March 31, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011	3
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2012 and the Period From February 25, 2011 (Inception) through March 31, 2011	4
	Notes to the Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosure	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
Signatures		20

Item 1.  Financial Statements.

ePunk, Inc.
Consolidated Balance Sheets

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$279,274	$18,206
Accounts receivable (Note B)	182,294	1,136
Inventory	13,508	7,317
Other current assets	5,540	-
Total current assets	480,616	26,659

Property, plant and equipment, net of $2,495 of accumulated depreciation	26,660	2,293
Intangible assets net of $1,934 of amortization	10,566	11,459
Deposits	17,442	11,050
Total assets	$535,284	$51,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note C)	$369,246	$24,335
Accrued interest (Note D)	11,997	4,297
Convertible notes payable (Note D)	328,349	395,588
Promissory notes, net of $97,105 discount (Note D)	182,895	-
Total current liabilities	892,487	424,220
Total liabilities	892,487	424,220

Commitments and contingencies

Stockholders' deficit (Note E):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 30,008,585 and 30,008,585 at March 31, 2012 and September 30, 2011, respectively.	3,001	3,001
Common stock payable	193,199	-
Additional paid-in capital	(243,799)	(300,917)
Accumulated earnings	(309,604)	(74,843)
Total stockholders' deficit	(357,203)	(372,759)
Total liabilities and stockholder's deficit	$535,284	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2012 and the Period From February 25, 2011 (Inception) through March 31, 2011

	Three Months Ended March 31, 2012	February 25, 2011 through March 31, 2011	Six Months Ended March 31, 2012	February 25, 2011 through March 31, 2011
Net sales	$531,268	$25,750	$757,974	$25,750
Cost of sales	470,474	24,981	662,638	24,981
Gross profit	60,794	769	95,336	769

Operating expenses:
General and administrative	96,671	2,200	197,088	2,200
Sales and marketing	32,876	-	50,714	-
Depreciation and amortization	2,240	-	3,180	-
Total operating expenses	131,787	2,200	250,982	2,200
Operating loss	(70,993)	(1,431)	(155,646)	(1,431)

Non-operating income (expense):
Interest expense	(16,067)	(67)	(21,997)	(67)
Amortization of beneficial conversion feature	(57,118)	-	(57,118)	-
Total non-operating income (expense)	(73,185)	(67)	(79,115)	(67)
Loss before income taxes	(144,178)	(1,498)	(234,761)	(1,498)
Income tax provision (benefit)	-	-	-	-
Net loss	$(144,178)	$(1,498)	$(234,761)	$(1,498)

Net loss per common share:
Basic	$(0.005)	$(0.005)	$(0.008)	$(0.005)

Weighted average common shares outstanding basic	30,048,534	308,534	30,028,559	308,534

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,696,662	-	1,696,662	-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statement of Stockholder's Deficit
For Six Months Ended March 31, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011

				Additional		Total
	Common stock			paid-in	Accumulated	Stockholders'
	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, February 25, 2011	-	$-	$-	$-	$-	$-

Shares issued for website properties	24,750,000	2,475		10,025		12,500
Legal acquirer shares issued in merger	308,585	31		(359,947)		(359,916)
Shares issued upon the conversion of debt	4,950,000	495		49,005		49,500
Net loss					(74,843)	(74,843)
Balance, September 30, 2011	30,008,585	$3,001	$-	$(300,917)	$(74,843)	$(372,759)

Shares issued upon the conversion of debt			122,266			122,266
Shares issued as inducement to lend			70,933			70,933
Amortization of beneficial conversion feature				57,118		57,118
Net loss					(234,761)	(234,761)
Balance, March 31, 2012 (Unaudited)	30,008,585	$3,001	$193,199	$(243,799)	$(309,604)	$(357,203)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2012 and the Period From February 25, 2011 (Inception) through March 31, 2011

	Six Months Ended March 31, 2012	February 25, 2011 through March 31, 2011
Cash flows from operating activities:
Net loss	$(234,761)	$(1,498)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	3,180	-
Accretion of debt discount	8,828	-
Amortization of beneficial conversion feature	57,118	-
Changes in certain assets and liabilities:
Accounts receivable	(181,158)	-
Inventory	(6,191)	4,400
Other current assets	(5,540)	-
Deposits	(6,392)	-
Accounts payable	344,911	-
Accrued interest	13,169	67
Net cash (used) provided by operating activities	(6,836)	2,969

Cash flows from investing activities:
Capital expenditures, net	(26,655)	-
Net cash used by investing activities	(26,655)	-

Net cash provided by financing activities:
Proceeds from convertible promissory notes	49,559	5,000
Proceeds from promissory notes	245,000	-
Net cash provided by financing activities	294,559	5,000
Net increase in cash	261,068	7,969
Cash - beginning of period	18,206	-
Cash - end of period	$279,274	$7,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for accrued interest	$5,469	$-
Value of Common Stock issued for debt	$116,797	$-
Value of Common Stock as inducement to lend	$70,933	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

Basis of Presentation

The unaudited financial statements of ePunk, Inc. as of March 31, 2012 and for the three and six months ended March 31, 2012 and the period from February 25, 2011 (Inception) through March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Note A-Organization and Going Concern

Organization
ePunk, Inc. (the “Company”)(formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007.

On December 16, 2009, the Company acquired Seven Base Consulting, LLC, a privately owned Nevada limited liability company organized under the laws of the State of Nevada on October 17, 2008.

On January 15, 2010, the Company name was changed with the State of Delaware from Sewell Ventures, Inc. to Truesport Alliances, Ltd., and on January 29, 2010, the Company changed its state of incorporation to the State of Nevada.

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
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $309,604 and $74,843 at March 31, 2012 and September 30, 2011, respectively.  In addition, the Company has negative working capital of $411,871 and $397,561 at March 31, 2012 and September 30, 2011, respectively. The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of their common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2012 consisted of two customers, one of which totalled 99% of the total receivable and 24% of total revenue during the six months ended March 31, 2012.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2012 consisted of $6,450 of professional services, $31,129 of customer deposits and $331,667 of trade payables.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

NOTE D – PROMISSORY NOTES

Convertible Promissory Notes

As of March 31, 2012 the Company had the following convertible promissory notes payable:

	Principle	Interest	Date of:		Accrued	Total
	Balance	Rate	Funding	Maturity	Interest	Due

Excelsior Management LLC note purchased by Amalfi	7,836	5.00%	02/26/10	12/31/11	229	8,065
Coast Capital on June 24, 2011 and $49,436 assigned to the	59,000	5.00%	05/27/10	08/27/10	1,722	60,722
RFF Family Trust on April 3, 2012.	28,000	5.00%	06/02/10	09/01/10	817	28,817
Conversion into common stock	(45,400)				(2,768)	(48,168)
Total	$49,436				$-	$49,436

	$50,592	5.00%	01/30/10	12/31/10	$1,912	$52,504
Palatine Capital Investment Group LLC note purchased by	30,000	5.00%	02/14/10	12/31/11	1,130	31,130
Ravello Capital Corp on June 24, 2011 and assigned to the	25,000	5.00%	02/26/10	12/31/11	942	25,942
RFF Family Trust on April 3, 2012.	14,500	5.00%	09/09/10	12/31/11	546	15,046
	25,000	5.00%	09/17/10	12/31/11	942	25,942
Total	$145,092				$5,472	$150,564

	$5,000	8.00%	01/28/11	07/28/11	$468	$5,468
	2,500	8.00%	06/21/11	01/21/12	156	2,656
	10,000	8.00%	06/24/11	01/24/12	616	10,616
	10,000	8.00%	07/14/11	02/14/12	572	10,572
	10,000	8.00%	07/28/11	02/28/12	541	10,541
	15,262	8.00%	08/10/11	02/10/12	783	16,045
Amalfi Coast Capital	10,000	8.00%	08/19/11	02/19/12	495	10,495
	21,500	8.00%	09/21/11	03/21/12	909	22,409
	2,900	8.00%	10/12/11	04/12/12	101	3,001
	7,500	8.00%	10/19/11	04/19/12	239	7,739
	11,950	8.00%	11/09/11	05/09/12	293	12,243
	11,817	8.00%	01/03/12	07/03/12	228	12,045
	15,392	8.00%	02/27/12	08/27/12	111	15,503
Total	$133,821				$5,512	$139,333

Grand Total
Principle and interest	$328,349				$10,984	$339,333
Number of shares issuable upon exercise of the above debt at $0.20						1,696,662

During the six months ended March 31, 2012, Amalfi Coast Capital, the owner of the Notes originally issued to Excelsior Management, LLC converted the entire balance outstanding of $74,099, including $71,397 of principle and $2,702 of interest into 370,496 shares of common stock at a conversion price of $0.20. The shares were issued on April 5, 2012 and are included in equity as "Common Stock Payable" as of March 31, 2012.

During the six months ended March 31, 2012, Seacoast Advisors, Inc, the owner of the Notes originally issued to Rico Italia Investments, Inc. converted $48,167, including $45,400 of principle and $2,767 of interest into 240,836 shares of common stock at a conversion price of $0.20. The shares were issued on April 5, 2012 and are included in equity as "Common Stock Payable" as of March 31, 2012.

 ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

NOTE D – PROMISSORY NOTES (Continued)

Convertible Promissory Notes (Continued)

During the three and six months ended March 31, 2012, Amalfi Coast Capital loaned the Company $27,209 and $49,559 respectively. The Notes due to Amalfi totaling $133,821 of principle as of March 31, 2012 bear interest at 8% per annum, mature 6 months from issuance and contain a conversion feature that may only be exercised upon default at $0.20 per share which was increased from $0.10 per share on April 3, 2012 (See NOTE F - SUBSEQUENT EVENTS below). Accordingly, per ASC 470-20-25-20, a contingent feature will not be recorded until the triggering event occurs, or in the event of the note(s) falling into default. During the six months ended March 31, 2012, the notes above dated June 21, 2011 through September 21, 2011 and representing $79,262 of principle matured. The Company determined that the contingent conversion feature in the Notes resulted in a beneficial conversion feature (“BCF”) due to the conversion price ($0.20) being less than the closing stock price(s) ($0.29 to $2.0) on the Note(s) commitment date(s), and the conversion feature being in-the-money.  Thus, the BCF was determined based on the principle Note(s) amount, and recorded as a discount to reduce the carry value of the Note(s) and increase additional-paid-in-capital.  The Company calculated the BCF for all the qualifying Notes as of the commitment date(s) to be $57,118 using the intrinsic value method.  The BCF discount was expensed when the notes became convertible which was on the date of maturity.  As a result the company recorded a beneficial conversion feature for the three and six months ended March 31, 2012 of $57,118.

During the year ended September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of accrued principle and $20,985 of interest.

During the three and six months ended March 31, 2012, interest expense related to the above Notes totaled $6,227 and $12,156, respectively.

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with held by the lender. The note matures six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 100,000 shares  of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 100,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount is being accreted over the term of the note, or 6 months on a straight line basis. During the three months ended March 31, 2012, the Company recognized $1,013 of interest expense related to this Note and $8,828 of accretion of the debt discount. The remaining debt discount of $97,105 will be amortized in our third and fourth quarter.

NOTE E – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of March 31, 2012.

Common Stock
The Company has authorized 100,000,000 shares of $0.0001 par value common stock available for issuance. 30,008,585 shares have been issued as of March 31, 2012.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

NOTE E – STOCKHOLDERS EQUITY (Continued)

Common Stock (Continued)

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

Stock Issued for Cash
No stock was issued for cash during the period from February 25, 2011 (inception) through March 31, 2012.

Stock Issued  in Connection With Debt Issuance
Pursuant to the Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. as described above in NOTE C, the Company issued 100,000 shares of restricted common stock and recorded a debt discount of $70,933 and increase to "Common Stock Payable" in the equity portion of our balance sheet. The shares were issued on April 5, 2012.

Stock Issued upon Conversion of Debt
During the six months ended March 31, 2012, and as described above in NOTE C, two of our convertible promissory note holders converted $122,267, including $116,797 of principle and $5,470 of interest into 611,332 shares of common stock at a conversion price of $0.20. The shares were issued on April 5, 2012 and are included in equity as "Common Stock Payable" as of March 31, 2012.

During the period from February 25, 2011 (Inception) through September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of principle and $20,985 of accrued interest.

NOTE F - COMMITMENTS

On March 22, 2012, the Company entered into a lease for real property located at 1060 Calle Negocio, Suite B, San Clemente, CA 92673. The space includes 6,540 square feet of office and industrial space to be used for warehousing and fulfillment activities. The term of the lease is one year from May 1, 2012 through April 30, 2013 at a monthly cost of $5,332. Upon execution of the lease the company paid the first month's rent and deposit of the same amount or $10,464. A copy of the lease is filed herewith as exhibit 10.1.

NOTE G – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through June 26, 2012.

On April 3, 2012, Amalfi Coast Capital, Inc. assigned $49,436 of notes to the RFF Family Partnership, LP under the same terms and conditions of  the original notes.

On April 3, 2012, Ravello Capital Advisors Corp. assigned $150,564 of notes to the RFF Family Partnership, LP under the same terms and conditions of  the original notes.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended March 31, 2012
and the Period From February 25, 2011 (Inception) to March 31, 2011

NOTE G – SUBSEQUENT EVENTS (Continued)

On April 3, 2012, Seacoast Advisors, Inc., Amalfi Coast Capital, Inc., and the RFF Family Partnership, LP (Assignee of Ravello notes), holders of all outstanding convertible notes as disclosed in NOTE C – PROMISSORY NOTES; Convertible Promissory Notes above, amended their notes to increase the conversion price of their debt from $0.01 and $0.10 per share to $0.20 per share in order to reduce the potential number of shares issuable upon conversion and increase the attractiveness of the Company to potential outside investors.

On March 19, 2012, the Company's Board approved the issuance of 100,000 shares of restricted common stock to a Consultant. The shares were issued on April 5, 2012. On May 10, 2012, the Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the Agreement, Consultant is to provide substantial services through January 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to January 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-31-21 and ASC 505-50-S99-1 upon the successful performance of services by Consultant on the vesting date, the Company will record expense at the then market value of shares issued.

On March 22, 2012, the Company entered into a lease for real property located at 1060 Calle Negocio, Suite B, San Clemente, CA 92673. The space includes 6,540 square feet of office and industrial space to be used for warehousing and fulfillment activities. The term of the lease is one year from May 1, 2012 through April 30, 2013 at a monthly cost of $5,332. Upon execution of the lease the company paid the first month's rent and deposit of the same amount or $10,464. A copy of the lease is filed herewith as exhibit 10.1.

On April 5, 2012, the Company issued 1,611,332 shares of common stock in exchange for the conversion of $322,266 of convertible promissory notes including 611,332 shares issued to Amalfi Coast Capital and Seacoast advisors as described in NOTE C and NOTE D and 1,000,000 shares issued to the RFF Family Trust upon the April 3, 2012 conversion of the remaining $200,000 outstanding under the notes with outstanding balances of $150,564 and $49,436 in the table in NOTE C.

On May 10, 2012, the Company's Board of Directors and Majority Shareholders adopted ("Effective Date") the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of ePunk, Inc. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year.

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

Launch a Power Sports Penny Auction, BidPunk.com Complimentary to Our County Imports.com Consumer and Product Base

We intend to launch BidPunk.com, the first penny auction dedicated exclusively to the power sports industry. We believe that there are several advantages to adding BidPunk.com to our operations, including, but not limited to:

•	Creating an additional revenue stream to our business,
•	Enabling us to mitigate inventory risk through opening up a new sales channel,
•	Increasing customer loyalty through providing a platform to purchase quality power sports products, accessories and services at prices not available in other retail channels,
•	Creates further operating leverage enabling us to convert CountyImports.com customers to BidPunk users and vice versa, and
•	High margin business enhances quality of revenue for the overall business.

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

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain unaudited consolidated statements of income data as a percentage of net revenue for the three most recent quarters and six month period ending March 31, 2012:

	Three Months Ended							Six Months Ended
	September 30, 2011		December 31, 2011		March 31, 2012			March 31, 2012
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Change From Prior Quarter	Dollars	% of Net Revenue
Net sales	$148,298	100.0%	$226,706	100.0%	$531,268	100.0%	$304,562	$757,974	142.7%
Cost of sales	128,769	86.8%	192,164	84.8%	470,474	88.6%	278,310	662,638	124.7%
Gross margin	19,529	13.2%	34,542	15.2%	60,794	11.4%	26,252	95,336	17.9%

Operating expenses:
General and administrative	84,148	56.7%	100,417	44.3%	96,671	18.2%	(3,746)	197,088	37.1%
Sales and marketing	5,838	3.9%	17,838	7.9%	32,876	6.2%	15,038	50,714	9.5%
Depreciation and amortization	653	0.4%	940	0.4%	2,240	0.4%	1,300	3,180	0.6%
Total operating expenses	90,639	61.1%	119,195	52.6%	131,787	24.8%	12,592	250,982	47.2%
Operating loss	(71,110)	-48.0%	(84,653)	-37.3%	(70,993)	-13.4%	(13,660)	(155,646)	-29.3%

Non-operating income (expense):
Interest expense	(5,022)	-3.4%	(5,930)	-2.6%	(16,067)	-3.0%	(10,137)	(21,997)	-4.1%
Amortization of beneficial conversion feature	-	0.0%	-	0.0%	(57,118)	-10.8%	(57,118)	(57,118)	-10.8%
Total non-operating expense	(5,022)	-3.4%	(5,930)	-2.6%	(73,185)	-13.8%	(67,255)	(79,115)	-14.9%
Loss before income taxes	(76,132)	-51.3%	(90,583)	-40.0%	(144,178)	-27.1%	(53,595)	(234,761)	-44.2%
Income tax provision (benefit)	-	-	-	-	-	-	-	-	-
Net loss	$(76,132)	-51.3%	$(90,583)	-40.0%	$(144,178)	-27.1%	$(53,595)	$(234,761)	-44.2%

On June 30, 2011, the Company entered into a “reverse merger” with Punk Industries, Inc.  As such, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  Thus, the discussion that follows relates to the operations of punk Industries, Inc.  Punk Industries, Inc. was incorporated in February 2011, as a result, the prior period comparative financial results are not meaningful with respect to a year-over-year comparison and have been excluded from the following discussion. However, in the table above and discussion below, we have included the operating result of the three most recent quarters.

Revenue and Gross Margin

During the three months ended March 31, 2012, revenues and gross profit totaled $531,268 and $60,794, respectively, representing an increase in revenue of $304,562 or 134% and an increase in gross profit of $26,252 or 76% compared to the three months ended December 31, 2011, and an increase in revenue of $382,970 or 258% and an increase in gross profit of $41,265 or 211% compared to the three months ended September 30, 2011. During the six months ended March 31, 2012 revenues and gross profit totaled $757,974 and $95,336, respectively. Our gross margin has fluctuated from 13.2% to 15.2% to 11.4% in each of the past three quarters ending September 30, 2011, December 31, 2011 and March 31, 2012, respectively. Our revenue consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories through our website properties CountyImports.com, CountyImportParts.com, BidPunks.com, ViperSportUSA.com, CountyCruisers.com, PCHRides.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. We expect our gross margin to increase as our sales increase.  However, due to our short operating history and fluctuation in our sales mix we cannot provide assurances that the gross margin will increase or be consistent from period-to-period.

Operating Expenses

Operating expenses consist primarily of facility costs, sales and marketing costs, personnel costs, professional fees and other general operating costs. Operating expenses increased from $90,639 to $119,195 to $131,787 in each of the past three quarters ending September 30, 2011, December 31, 2011 and March 31, 2012, respectively. The same operating costs as a percentage of revenue have steadily decreased from 61.1% to 52.6% to 24.8% in each of the past three quarters ending September 30, 2011, December 31, 2011 and March 31, 2012, respectively. As the Company continues to establish operating efficiencies, we expect to see cash based operating costs as a percentage of revenue continue to decline.

Non-operating Expense

Non-operating expense during the six months ended March 31, 2012 consists of $13,169 of interest related to our outstanding notes $8,828 of accretion related to the debt discount of the Gemini note and the recognition of a  $57,118 beneficial conversion feature during the most recent quarter as a result of the Company's default on certain convertible promissory notes whereby upon default the notes become convertible into shares of common stock at the option of the holder.

Net Loss

As a result of the foregoing, our net loss for the three and six months ended March 31, 2012 was $144,178 and $234,761, respectively.

Liquidity and Capital Resources

        The accompanying financial statements have been prepared assuming we will continue as a going concern. At March 31, 2012, The Company had current assets of $480,616, including cash on hand of $279,274, accounts receivable of $182,294 and $892,487 of current liabilities. Based on the past six months of operations, the Company currently receives approximately $16,000 per month in gross profit. Additionally, we have raised $378,821 from promissory notes from February 25, 2011 (inception) through March 31, 2012.  As a result we have been able to fund our operations to date. Over the next twelve months, we intend to build our business which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations

        Management is planning to raise necessary additional funds for working and growth capital through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Net cash used by operating activities was $6,836 for the six months ended March 31, 2012.

Net cash used by investing activities was $26,655 for the six months ended March 31, 2012.

Net cash provided by financing activities was $294,559 for the six months ended March 31, 2012.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-Q for the three months ended March 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit                                                                                                                                Description of Exhibit

10.1*	Lease for real property located at 1060 Calle Negocio, Suite B, San Clemente, CA 92673.

31.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: June 27, 2012	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer