Form 10-Q
period 2012-06-30
ePunk, Inc.
filed 2012-08-27
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At August 22, 2012 the registrant had outstanding 22,549,917 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

ePunk, Inc.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and September 30, 2011	1
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended June 30, 2012 and 2011, the Nine Months Ended June 30, 2012 and the Period From February 25, 2011 (Inception) through June 30, 2011	2
	Consolidated Statement of Stockholders’ Deficit (Unaudited) for the Nine months ended June 30, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011	3
	Consolidated Statements of Cash Flows (Unaudited) for the nine Months Ended June 30, 2012 and the Period From February 25, 2011 (Inception) through June 30, 2011	4
	Notes to the Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21

Item 1.  Financial Statements.

ePunk, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash	$26,496	$18,206
Accounts receivable	-	1,136
Inventory	23,655	7,317
Other current assets	34,236	-
Total current assets	84,387	26,659

Property, plant and equipment, net of $5,244 and $207 of accumulated depreciation, respectively	37,777	2,293
Intangible assets net of $2,380 and $1,041 of amortization, respectively	10,120	11,459
Deposits	17,442	11,050
Total assets	$149,726	$51,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note B)	$181,334	$24,335
Accrued interest (Note C)	17,571	4,297
Convertible notes payable (Note C)	133,821	395,588
Promissory notes, net of $44,139 and $0 discount, respectively (Note C)	235,861	-
Total current liabilities	568,587	424,220

Total liabilities	568,587	424,220

Commitments and contingencies

Stockholders' deficit (Note D):
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 31,819,917 and 30,008,585 at June 30, 2012 and September 30, 2011, respectively.	3,182	3,001
Common stock payable	268,500	-
Deferred stock compensation	(90,400)	-
Additional paid-in capital	228,619	(300,917)
Accumulated earnings	(828,762)	(74,843)
Total stockholders' deficit	(418,861)	(372,759)
Total liabilities and stockholder's deficit	$149,726	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) through June 30, 2011

			Nine Months Ended June 30, 2012	February 25, Through June 30, 2011
	Three Months Ended June 30,
	2012	2011
Net sales	$672,438	$180,467	$1,430,412	$206,217
Cost of sales	564,774	161,483	1,227,412	186,464
Gross profit	107,664	18,984	203,000	19,753

Operating expenses:
General and administrative	468,998	14,377	666,086	16,577
Sales and marketing	70,810	1,106	121,524	1,106
Depreciation and amortization	3,195	595	6,375	595
Total operating expenses	543,003	16,078	793,985	18,278
Operating loss	(435,339)	2,906	(590,985)	1,475

Non-operating income (expense):
Interest expense - other	(11,453)	(118)	(24,622)	(185)
Interest expense - accretion of debt discount	(52,966)	-	(61,794)	-
Accretion of beneficial conversion feature	(19,400)	-	(76,518)	-
Total non-operating income (expense)	(83,819)	(118)	(162,934)	(185)
Income (loss) before income taxes	(519,158)	2,788	(753,919)	1,290
Income tax provision (benefit)	-	-	-	-
Net income (loss)	$(519,158)	$2,788	$(753,919)	$1,290

Net income (loss) per common share:
Basic:	$(0.016)	$0.009	$(0.025)	$0.004

Weighted average common shares outstanding basic	31,887,040	308,540	30,647,403	308,536

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	710,015	-	710,015	-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statement of Stockholder's Deficit
For Nine Months Ended June 30, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011

				Deferred Stock Compensation	Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Common stock
	Shares	Amount	Payable
Balance, February 25, 2011	-	$-	$-	$-	$-	$-	$-

Shares issued for website properties	24,750,000	2,475			10,025		12,500
Legal acquirer shares issued in merger	308,585	31			(359,947)		(359,916)
Shares issued upon the conversion of debt	4,950,000	495			49,005		49,500
Net loss						(74,843)	(74,843)
Balance, September 30, 2011	30,008,585	$3,001	$-	$-	$(300,917)	$(74,843)	$(372,759)

Shares issued upon the conversion of debt	1,611,332	161			322,105		322,266
Shares issued in exchange for services	450,000	10	268,500	(113,000)	59,990		215,500
Shares issued as inducement to lend	100,000	10			70,923		70,933
Beneficial conversion feature					76,518		76,518
Amortization of deferred stock compensation				22,600			22,600
Net loss						(753,919)	(753,919)
Balance, June 30, 2012	32,169,917	$3,182	$268,500	$(90,400)	$228,619	$(828,762)	$(418,861)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2012 and the Period From February 25, 2011 (Inception) through June 30, 2011

	Nine Months Ended June 30, 2012	February 25, 2011 through June 30, 2011
Cash flows from operating activities:
Net loss	$(753,919)	$1,290
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	6,375	595
Accretion of debt discount	61,794	-
Accretion of beneficial conversion feature	76,518	-
Shares issued in exchange for services	238,100	-
Changes in certain assets and liabilities:
Accounts receivable	1,136	(4,409)
Inventory	(16,338)	-
Other current assets	(34,236)	-
Deposits	(6,392)	-
Accounts payable	156,999	7,055
Accrued interest	24,215	185
Net cash (used) provided by operating activities	(245,748)	4,716
Cash flows from investing activities:
Capital expenditures, net	(40,521)	(2,500)
Net cash used by investing activities	(40,521)	(2,500)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	49,559	17,500
Proceeds from promissory notes	245,000	-
Net cash provided by financing activities	294,559	17,500
Net increase in cash	8,290	19,716
Cash - beginning of period	18,206	-
Cash - end of period	$26,496	$19,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of Common Stock issued for accrued interest	$10,941	$-
Value of Common Stock issued for debt principle	$311,325	$-
Value of Common Stock issued for services	$238,100	$-
Value of common stock issued as inducement to lend	$70,933	$-
Beneficial conversion feature	$76,518	$-
Value of stock payable issued for deferred stock compensation	$113,000	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

Basis of Presentation

The unaudited financial statements of ePunk, Inc. as of June 30, 2012 and for the three months ended June 30, 2012, the nine months ended June 30, 2012 and the period from February 25, 2011 (Inception) through June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $828,762 and $74,843 at June 30, 2012 and September 30, 2011, respectively.  In addition, the Company has negative working capital of $484,200 and $397,561 at June 30, 2012 and September 30, 2011, respectively. The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

NOTE B - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2012 consisted of $5,377 of professional services, $15,645 of customer deposits and $160,312 of trade payables compared to $24,335 of trade payables as of September 30, 2011.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

NOTE C – PROMISSORY NOTES

Convertible Promissory Notes
As of June 30, 2012 the Company had the following convertible promissory notes payable:

	Principle	Interest	Date of:		Accrued	Total
	Balance	Rate	Funding	Maturity	Interest	Due
Excelsior Management LLC note purchased by Amalfi Coast Capital on June 24, 2011 and $49,436 assigned to the RFF Family Trust on April 3, 2012 and converted to shares of common stock on April 3, 2012.	7,836	5.00%	02/26/10	12/31/11	$229	$8,065
	59,000	5.00%	05/27/10	08/27/10	1,722	60,722
	28,000	5.00%	06/02/10	09/01/10	817	28,817
Conversion into 240,836 shares of common stock on 3/27/12	(45,400)				(2,767)	(48,167)
Conversion into 247,182 shares of common stock on 4/3/12	(49,436)					(49,436)
Total	$-				$-	$-
Palatine Capital Investment Group LLC note purchased by Ravello Capital Corp on June 24, 2011 and assigned to the RFF Family Trust on April 3, 2012 and converted to shares of common stock on April 3, 2012.

	$50,592	5.00%	01/30/10	12/31/10	$1,912	$52,504
	30,000	5.00%	02/14/10	12/31/11	1,130	31,130
	25,000	5.00%	02/26/10	12/31/11	942	25,942
	14,500	5.00%	09/09/10	12/31/11	546	15,046
	25,000	5.00%	09/17/10	12/31/11	942	25,942
Conversion into 752,818 shares of common stock on 4/3/12	(145,092)				(5,472)	(150,564)
Total	$-				$-	$-

Amalfi Coast Capital	$5,000	8.00%	01/28/11	07/28/11	$568	$5,568
	2,500	8.00%	06/21/11	01/21/12	205	2,705
	10,000	8.00%	06/24/11	01/24/12	815	10,815
	10,000	8.00%	07/14/11	02/14/12	772	10,772
	10,000	8.00%	07/28/11	02/28/12	741	10,741
	15,262	8.00%	08/10/11	03/10/11	1,087	16,349
	10,000	8.00%	08/19/11	02/19/12	695	10,695
	21,500	8.00%	09/21/11	03/21/12	1,338	22,838
	2,900	8.00%	10/12/11	04/12/12	159	3,059
	7,500	8.00%	10/19/11	04/19/12	388	7,888
	11,950	8.00%	11/09/11	05/09/12	532	12,482
	11,817	8.00%	01/03/12	07/03/12	464	12,281
	15,392	8.00%	02/27/12	08/27/12	418	15,810
Total	$133,821				$8,182	$142,003

Grand Total	$133,821				$8,182	$142,003
Number of shares issuable upon exercise of the above debt at $0.20						710,015

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

NOTE C – PROMISSORY NOTES (Continued)

Convertible Promissory Notes (Continued)
During the nine months ended June 30, 2012 the following activity occurred related to our convertible promissory notes:

●
Seacoast Advisors, Inc., Amalfi Coast Capital, Inc., and the RFF Family Partnership, LP (Assignee of Ravello notes), holders of all outstanding convertible notes amended their notes to increase the conversion price of their debt from $0.01 and $0.10 per share to $0.20 per share in order to reduce the potential number of shares issuable upon conversion and increase the attractiveness of the Company to potential outside investors.

●
Amalfi Coast Capital, the owner of the Notes originally issued to Excelsior Management, LLC converted the entire balance outstanding of $74,099, including $71,397 of principle and $2,702 of interest into 370,496 shares of common stock at a conversion price of $0.20.

●
Seacoast Advisors, Inc, the owner of the Notes originally issued to Rico Italia Investments, Inc. converted $48,167, including $45,400 of principle and $2,767 of interest into 240,836 shares of common stock at a conversion price of $0.20.

●	Amalfi Coast Capital, Inc. assigned $49,436 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

●	Ravello Capital Advisors Corp. assigned $150,564 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

●	The RFF Family Partnership, LP converted the entire balance of the Amalfi and Ravello assigned notes above or $200,000 (i.e., $49,436 + $150,564) into 1,000,000 shares of common stock.

●
Amalfi Coast Capital loaned the Company $49,559. The Notes due to Amalfi totaling $133,821 of principle as of June 30, 2012 bear interest at 8% per annum, mature six months from the date of issuance and contain a conversion feature that may only be exercised upon default at $0.20 per share which was increased from $0.10 per share on April 3, 2012. Accordingly, per ASC 470-20-25-20, a contingent feature will not be recorded until the triggering event occurs, or in the event of the note(s) falling into default. During the three months ended June 30, 2012, the notes above dated October 12, 2011 through November 9, 2011 and representing $22,350 of principle matured. During the nine months ended June 30, 2012, the notes above dated June 21, 2011 through November 9, 2011 and representing $101,612 of principle matured. The Company determined that the contingent conversion feature in the Notes resulted in a beneficial conversion feature (“BCF”) due to the conversion price  of $0.20 being less than the closing stock prices, which ranged from $0.29 to $2.00 on the Note(s) commitment date(s), and the conversion feature being in-the-money.  Thus, the BCF was determined based on each Notes principle amount, and recorded as a discount to reduce the carry value of the Note(s) and increase additional-paid-in-capital.  The Company calculated the BCF for all the qualifying Notes as of the commitment date(s) using the intrinsic value method.  The BCF discount was expensed when the notes became convertible which was on the date of maturity.  As a result the company recorded a beneficial conversion feature of $19,400 and $76,518 for the three and nine months ended June 30, 2012.

During the year ended September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of accrued principle and $20,985 of interest.

During the three months ended June 30, 2012 and 2011, interest expense related to the above Notes totaled $2,669 and $4,236, respectively. During the nine months ended June 30, 2012 and 2011, interest expense related to the above Notes totaled $14,825 and $12,379, respectively.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

NOTE C – PROMISSORY NOTES (Continued)

Non-Convertible Promissory Notes
On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with held by the lender. The note matures six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 100,000 shares  of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 100,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount is being accreted over the term of the note, or 6 months on a straight line basis. During the three and nine months ended June 30, 2012, the Company recognized $52,966 and $61,794, respectively of accretion of the debt discount. The remaining debt discount of $44,139 will be amortized in our fourth quarter. The Company recognized $8,377 and $9,390 of interest expense related to this note during the three and nine months ended June 30, 2012.

NOTE D – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of June 30, 2012.

Common Stock
The Company has authorized 100,000,000 shares of $0.0001 par value common stock available for issuance. 31,819,917 shares have been issued as of June 30, 2012.

On February 3, 2012, Jesse Gonzales, Justin Dornan and Frank Drechsler, collectively holding 24,952,852 shares of restricted common stock or 83.2% of the 30,008,585 shares outstanding as of December 31, 2011, entered into separate Lock-Up and Leak-Out Agreements pursuant to which each individual agreed to a lock-up period of 24 months through February 3, 2014. Pursuant to the leak-out provisions, for any month, no dispositions individually and no dispositions in the aggregate, will be allowed in excess of the shareholder's "leak-out allowance" where such term is defined to mean, for any month, no amount on a disposition-by-disposition basis and in the aggregate (for that respective month) which is greater than 1% of the covered securities ("Monthly Maximum Sales Percentage"); however, the Monthly Maximum Sales Percentage shall be increased to 4% if averaged over any consecutive twenty trading-day period (subsequent to the 360th day after the Effective Date any of the following occurs: (i) the median of the daily low and daily high trade price of the Company's common stock shares average is above $0.80; or (ii) the ten lowest trading volume days (by number of shares traded) averages above 300,000 shares traded per day.

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
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

NOTE D – STOCKHOLDERS EQUITY (Continued)

Common Stock (Continued)
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

Stock Issued for Cash
No stock was issued for cash during the period from February 25, 2011 (inception) through June 30, 2012.

Stock Issued  in Connection With Debt Issuance
Pursuant to the Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. as described above in NOTE B, the Company issued 100,000 shares of restricted common stock and recorded a debt discount of $70,933.

Stock Issued upon Conversion of Debt
During the nine months ended June 30, 2012, and as described above in NOTE B, our convertible promissory note holders converted $322,266, including $311,325 of principle and 10,941 of interest into 1,611,332 shares of common stock at a conversion price of $0.20.

During the period from February 25, 2011 (Inception) through September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of principle and $20,985 of accrued interest.

Stock Issued for Services
On February 29, 2012, the Company entered into an Advisory Engagement Agreement (the "Agreement"). Pursuant to the Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 1,000,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 300,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.60 per share.  The Company recorded stock compensation during the three and nine months ended June 30, 2012 of $180,000 and $0, respectively.

On February 15, 2012, the Company entered into a Consulting Agreement (the "Agreement"). Pursuant to the Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 250,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 50,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.71 per share.  The Company recorded stock compensation during the three and nine months ended June 30, 2012 of $35,500 and $0, respectively.

On May 15, 2012, the Company's Board approved the issuance of 100,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the three and nine months ended June 30, 2012, the Company recognized $22,600 and $0 of expense related to this issuance.

ePunk, Inc.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended June 30, 2012 and 2011, the Nine Months ended June 30, 2012 and the Period From February 25, 2011 (Inception) to June 30, 2011

NOTE E - COMMITMENTS

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

NOTE F – SUBSEQUENT EVENTS

On August 8, 2012, the Board of Directors of ePunk, Inc. agreed to, and authorized the cancellation of 9,870,000 shares of the Company’s common stock owned by Jesse Gonzalez, CEO, Justin Dornan, President and CFO and a former director.

On August 10, 2012 the Company sold 250,000 shares of common stock in a private placement in exchange for $125,000.

On August 16, 2012 the Company  issued a press release announcing the approval of a two-for-one forward split of the Company’s common stock to be effective on August 31, 2012.

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

RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain unaudited consolidated statements of income data for the five most recent quarters and nine month period ending June 30, 2012:

	Three Months Ended					Change From Prior Quarter	Nine Months Ended June 30, 2012	Trailing 12 Months
	June 30,	September 30,	December 31,	March 31,	June 30,
	2011	2011	2011	2012	2012
Net sales	$180,467	$148,298	$226,706	$531,268	$672,438	$141,170	$1,430,412	$1,578,710
Cost of sales	161,483	128,769	192,164	470,474	564,774	94,300	1,227,412	1,356,181
Gross profit	18,984	19,529	34,542	60,794	107,664	46,870	203,000	222,529
Gross margin	10.5%	13.2%	15.2%	11.4%	16.0%		14.2%	14.1%

Operating expenses:
General and administrative	14,377	84,148	100,417	96,671	230,898	134,227	427,986	512,134
Sales and marketing	1,106	5,838	17,838	32,876	70,810	37,934	121,524	127,362
Depreciation and amortization	595	653	940	2,240	3,195	955	6,375	7,028
Stock compensation	-	-	-	-	238,100	238,100	238,100	238,100
Total operating expenses	16,078	90,639	119,195	131,787	543,003	411,216	793,985	884,624
Operating loss	2,906	(71,110)	(84,653)	(70,993)	(435,339)	(364,346)	(590,985)	(662,095)

Non-operating income (expense):
Interest expense - other	(118)	(5,022)	(5,930)	(7,239)	(11,453)	(4,214)	(24,622)	(29,644)
Interest expense - accretion of debt discount	-	-	-	(8,828)	(52,966)	(44,138)	(61,794)	(61,794)
Accretion of beneficial conversion feature	-	-	-	(57,118)	(19,400)	37,718	(76,518)	(76,518)
Total non-operating expense	(118)	(5,022)	(5,930)	(73,185)	(83,819)	(10,634)	(162,934)	(167,956)
Income (loss) before income taxes	2,788	(76,132)	(90,583)	(144,178)	(519,158)	(374,980)	(753,919)	(830,051)
Income tax provision (benefit)	-	-	-	-	-	-	-	-
Net income (loss)	$2,788	$(76,132)	$(90,583)	$(144,178)	$(519,158)	$(374,980)	$(753,919)	$(830,051)

On June 30, 2011, the Company entered into a “reverse merger” with Punk Industries, Inc.  As such, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  Thus, the discussion that follows relates to the operations of punk Industries, Inc.  Punk Industries, Inc. was incorporated in February 25, 2011, as a result, the prior period comparative financial results are not meaningful with respect to a year-over-year comparison and have been excluded from the following discussion. However, in the table above and discussion below, we have included the operating result of the five most recent quarters.

Revenue and Gross Margin

During the three months ended June 30, 2012, revenues and gross profit totaled $672,438 and $107,664, respectively, representing an increase in revenue of $141,170 or 27% and an increase in gross profit of $46,870 or 77% compared to the three months ended March 31, 2012; an increase in revenue of $445,732 or 197% and an increase in gross profit of $73,122 or 212% compared to the three months ended December 31, 2011; and an increase in revenue of $524,140 or 353% and an increase in gross profit of $88,135 or 451% compared to the three months ended September 30, 2011. During the nine months ended June 30, 2012 revenues and gross profit totaled $1,430,412 and $203,000, respectively. Our gross margin has fluctuated from 13.2% to 15.2% to 11.4% to 16.0% in each of the past four quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 respectively. Our revenue consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories through our website properties CountyImports.com, CountyImportParts.com, BidPunks.com, ViperSportUSA.com, CountyCruisers.com, PCHRides.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. We expect our gross margin to increase as our sales increase.  However, due to our short operating history and fluctuation in our sales mix we cannot provide assurances that the gross margin will increase or be consistent from period-to-period.

Operating Expenses

Operating expenses consist primarily of facility costs, sales and marketing costs, personnel costs, professional fees, other general operating costs and stock compensation. Actual operating expenses and operating costs excluding stock compensation and as a percentage of revenue were $90,639 or 61.1%; $119,195 or 52.6%; $131,787 or 24.8% and $304,903 or 45.3%  in each of the past four quarters ending September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 respectively. Excluding stock compensation, operating costs increased $173,116 from the three months ended March 31, 2012 to the three months ended June 30, 2012 as a result of an increase in personnel costs of $54,958, increase in professional fees of $64,369, increase in sales and marketing costs of $37,934 and $15,855 increase in other operating costs.

Non-operating Expense

Non-operating expense during the three and nine months ended June 30, 2012 was $83,819 and $162,934, respectively and consists of interest related to our outstanding notes, accretion related to the debt discount of the Gemini note and amortization of the beneficial conversion feature related to the Amalfi loans as a result of the Company's default on certain convertible promissory notes whereby upon default the notes become convertible into shares of common stock at the option of the holder.

Net Income (Loss)

As a result of the foregoing, for the three months ended June 30, 2012 and 2011, the Company recognized a net loss of $519,158 and net income $2,788, respectively. During the nine months ended June 30, 2012, the Company recognized a net loss of $753,919. Excluding stock based compensation, the Company's net loss for the three and nine months ended June 30, 2012 was $281,058 and $515,819, respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. At June 30, 2012, The Company had current assets of $84,387, including cash on hand of $26,496, inventory of $23,655 and current liabilities totaling $568,587. Based on the past six months of operations, the Company currently receives approximately $28,000 per month in gross profit. Additionally, we have raised $378,821 from promissory notes from February 25, 2011 (inception) through June 30, 2012.  As a result we have been able to fund our operations to date. Over the next twelve months, we intend to build our business which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations.

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

Net cash used by operating activities was $245,748 for the nine months ended June 30, 2012.

Net cash used by investing activities was $40,521 for the nine months ended June 30, 2012.

Net cash provided by financing activities was $294,559 for the nine months ended June 30, 2012.

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-Q for the three and nine months ended June 30, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ePunk, Inc. (Registrant)

Dated: August 24, 2012	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer