Form 10-K
period 2012-09-30
ePunk, Inc.
filed 2013-02-14
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

1060 Calle Negocio, Suite B San Clemente, CA 92673 (Address of principal executive offices)

(949) 514-6724

 (Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 31, 2012 (based on the closing sale price of US $1.11 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $21,768,727. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant’s common stock is listed on the Over the Counter exchange under the symbol “PUNK”.

There were 46,092,421 shares of common stock outstanding as of February 8, 2013. All shares outstanding reflect the August 31, 2012 two-for-one forward stock split and the June 20, 2011 one-for-one hundred reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ePunk, Inc.
Table of Contents to the Annual Report on Form 10-K
 for the Fiscal Year Ended September 30, 2012

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

PART I

ITEM 1.  BUSINESS.

Business

ePunk, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, “ePunk,” the “Company,” “we,” “us,” or “our”) is a distributor of power sports products and accessories, including scooters, motorcycles (on road and off road), all-terrain vehicles (“ATVs”) utility terrain vehicles (“UTVs”), karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. Marketing of our products is targeted toward value conscious consumers that find the price point of off-brand products attractive, but that still demand quality. We believe there is a consistently strong demand for the products we market and sell.

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

Continue Building the County Imports.com Customer Base

Our primary focus is to increase consumer traffic to our CountyImports.com website, building customer loyalty and repeat business by offering superior products and the most attractive prices.

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

Employees

At September 30, 2012 we had 5 full-time employees, including Mr. Jesse Gonzales, our President, Chief Executive Officer and Director, Justin Dornan, our Treasurer, Director and Secretary and Russ Roberson, our chief IT officer.

ITEM 2.  PROPERTIES.

The Company's principal executive offices are located at 1060 Calle Negocio Suite B San Clemente, CA 92673. Beginning on May 1, 2012 the Company entered into a one-year lease for $5,232 per month.

The Company's storefront, Pacific Coast House of Rides, is located at 34105 Pacific Coast Highway, Dana Point, CA 92629.  Beginning on July 15, 2011 the Company leases office space on a month to month basis for $3,800 plus a percentage of "operating expenses".

ITEM 3.  LEGAL PROCEEDINGS.

Cambio, Inc. v. San West, Inc. et. al. (Superior Court of California, County of San Diego, Case No. 30-2012-0006183). On or about July 5, 2012, Cambio, Inc. ("Cambio") commenced a civil action against the Company in the Superior Court of the State of California, County of San Diego, alleging damages arising out of Cambio's sale of assets to a third party. The Company believes that this action is without merit, and it intends to defend itself vigorously. The actions is currently in the pleading stage. Due to the incipient nature of this action, we are unable to provide an opinion as to the likelihood of its outcome.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the Over the Counter Markets Group, Inc. Pink tier (the “OTC Pink”) under the symbol “PUNK”. The Company changed its name to ePunk, Inc. in June 2011. There was no active trading of the Company's securities until August 2011.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter of active trading during the past two fiscal years as reported by the OTC Pink:

	High	Low
Fiscal Year Ended September 30, 2012
First Quarter 2012 (October 1 – December 31, 2011)	$0.60	$0.30
Second Quarter 2012 (January 1, 2012 – March 31)	$0.53	$1.11
Third Quarter 2012 (April 1 – June 30)	$1.12	$1.68
Fourth Quarter 2012 (July 1 – September 30)	$1.06	$2.07

	High	Low
Fiscal Year Ended September 30, 2011
First Quarter 2011 (October 1 – December 31, 2010)	n/a	n/a
Second Quarter 2011 (January 1, 2011 – March 31)	n/a	n/a
Third Quarter 2011 (April 1 – June 30)	n/a	n/a
Fourth Quarter 2011 (July 1 – September 30)	$0.87	$0.19

All stock prices reflect the August 31, 2012 two-for-one forward split and the June 20, 2011 one-for-one hundred reverse stock split. On January 11, 2013, the closing price of our common stock was $0.90 per share.

Holders

As of September 30, 2012, we had 40 stockholders of record of 46,003,671 shares of our common stock. A portion of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. 23,910,000, or 52.0% of the outstanding shares are owned by our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Recent Sales of Unregistered Securities

During the year ended September 30, 2012, ePunk, Inc.:

●
Issued 200,000 shares of restricted common stock on April 5, 2012 to Gemini Master Fund as an inducement to loan the Company $280,000. The shares were valued on the date of the Note pursuant to ASC 470-20, Debt with Conversion and Other Options, resulting in a debt discount attributable to said common stock of $70,933.

●
Issued 106,837 shares of restricted common stock on September 25, 2012  to TCA Global Credit Master Fund, LP in conjunction with a $300,000 Revolving Promissory Note. The shares were valued on the date of the Note pursuant to ASC 470-20, Debt with Conversion and Other Options, resulting in a debt discount attributable to said common stock of $88,235.

●
Issued 481,672 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on March 27, 2012 at $0.10 per share for total debt reduction of $48,167, including $45,400 of principle and $2,767 of accrued interest.

●
Issued 740,992 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on March 27, 2012 at $0.10 per share for total debt reduction of $74,099, including $71,397 of principle and $2,702 of accrued interest.

●
Issued 2,000,000 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on April 3, 2012 at $0.10 per share for total debt reduction of $200,000, including $194,529 of principle and $5,471 of accrued interest.

●	Issued 915,000 shares of restricted common stock in exchange for services with the fair value determined as the close price of our common stock on the date of the related agreement or $332,250.
●
The Board of Directors agreed to, and authorized on August 8, 2012, the cancellation of 19,740,000 shares of the Company’s common stock owned by Jesse Gonzalez, CEO, Justin Dornan, President and CFO and a former director. The shares were originally issued at par.

●	Sold 1,282,000 shares of restricted common stock in exchange for $323,400.

During the year ended September 30, 2011, ePunk, Inc.:

●
Issued 2,500,000 shares of common stock on July 11, 2011 in exchange for the conversion of debt at $0.005 per share for total debt reduction of $12,500, including $7,603 of principle and $4,897 of accrued interest.

●
Issued 2,500,000 shares of common stock on July 12, 2011 in exchange for the conversion of debt at $0.005 per share for total debt reduction of $12,500, including $6,073 of principle and $6,427 of accrued interest.

●
Issued another 2,500,000 shares of common stock on July 12, 2011 in exchange for the conversion of debt at $0.005 per share for total debt reduction of $12,500, including $3,748 of principle and $8,752 of accrued interest.

●
Issued 2,400,000 shares of common stock on September 12, 2011 in exchange for the conversion of debt at $0.005 per share for total debt reduction of $12,000, including $11,090 of principle and $910 of accrued interest.

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

Overview

ePunk, Inc. is a distributor of power sports products and accessories, including scooters, motorcycles (on road and off road), all-terrain vehicles utility terrain vehicles, karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California. Marketing of our products is targeted toward value conscious consumers that find the price point of off-brand products attractive, but that still demand quality. We believe there is a consistently strong demand for the products we market and sell.

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

Results of Operations

On June 30, 2011, the Company entered into a “reverse merger” with Punk Industries, Inc.  As such, the assets and liabilities and the historical operations of Punk Industries, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Punk Industries, Inc.  Our consolidated financial statements after completion of the Merger include the assets and liabilities of both ePunk, Inc. and Punk Industries, Inc., historical operations of Punk Industries, Inc. and our ePunk, Inc. operations from the Effective Date of the Merger.  Thus, the discussion that follows relates to the operations of Punk Industries, Inc.  Punk Industries, Inc. was incorporated in February 25, 2011.

The following tables sets forth certain consolidated statements of income data for the year ended September 30, 2012 and the period from February 25, 2011 (Inception) through September 30, 2011:

Revenue, COGS and Gross Profit

			% of Revenue
	2012	2011	2012	2011
Net sales	$1,964,706	$354,514	100.0%	100.0%
Cost of sales	1,691,384	315,232	86.1%	88.9%
Gross profit	$273,322	$39,282	13.9%	11.1%

Revenues totaled $1,964,706 for the year ended September 30, 2012 compared to $354,514 during the seven months ended September 30, 2011. Most of our revenue is through our on-line property, www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Sales increased as a result of bringing CountyImports.com related sales into the Company during 2012. Our gross profit increased to $273,322 during the year ended September 30, 2012 compared to $39,282 during the seven months ended September 30, 2011. Gross margin increased 2.8% to 13.9% during 2012 compared to 11.1% during 2011. We expect our gross margin as a percent of revenue to increase as our sales increase.  However, due to our short operating history we cannot provide assurances that the gross margin will be consistent from period-to-period.

Operating Expenses

			% of Revenue
	2012	2011	2012	2011
Operating expenses
General and administrative	$650,809	$100,726	33.1%	28.4%
Sales and marketing	155,556	6,944	7.9%	2.0%
Depreciation and amortization	9,928	1,248	0.5%	0.4%
Stock compensation expense	275,749	-	14.0%	0.0%
Total operating expenses	$1,092,042	$108,918	55.6%	30.7%

Excluding stock compensation expense, total operating expenses for the year ended September 30, 2012 were $816,293 compared to $108,918 during the seven months ended September 30, 2011. Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. During 2012 the Company experienced an overall increase in all cost categories as a result of ramping up for increasing sales.

Other Expense

	2012	2011
Interest expense - other	$36,337	$5,207
Interest expense - accretion of debt discount	118,095	-
Accretion of beneficial conversion feature	103,727	-
Total other expense	$258,159	$5,207

Other expense of $258,159 during the year ended September 30, 2012 consists of interest related to our outstanding notes, accretion related to the debt discount of the Gemini and TCA Notes and amortization of the beneficial conversion feature related to the Amalfi loans as a result of the Company's default on certain convertible promissory notes whereby upon default the notes become convertible into shares of common stock at the option of the holder.

Net Loss

As a result of the foregoing, our net loss for the year ended September 30, 2012 was $1,076,879 compared to $74,843  during the seven months ended September 30, 2011.

Going Concern

In its report with respect to the Company’s financial statements for the year ended September 30, 2012, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated sufficient revenues from its operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $1,151,722 and $74,843 at September 30, 2012 and 2011, respectively.  In addition, the Company has negative working capital of $165,413 and $397,561 at September 30, 2012 and 2011, respectively. The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2012, The Company had current assets of $333,993, including cash on hand of $226,738, inventory of $24,701 and current liabilities totaling $509,547. Based on the past six months of operations, the Company currently receives approximately $29,000 per month in gross profit. Additionally, we have raised $798,668 from promissory notes, and stock sales. As a result we have been able to fund our operations to date. Over the next twelve months, we intend to build our business which includes increasing our on-line and penny auction sales in addition to establishing over 100 additional dealerships. There can be no assurance that the Company will generate sufficient capital from operations to fund planned operations

Management is planning to raise necessary additional funds for working and growth capital through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Liquidity and Capital Resources

Net cash used by operating activities was $549,516 for the year ended September 30, 2012 compared to cash used of $63,556 during the seven months ended September 30, 2011.

Net cash used by investing activities was $40,521 for the year ended September 30, 2012 compared to cash used of $2,500 during the seven months ended September 30, 2011.

Net cash provided by financing activities was $798,668 for the year ended September 30, 2012 compared to cash provided of $84,262 during the seven months ended September 30, 2011.

Contractual Obligations

The following table sets forth an overview of contractual obligations, as of September 30, 2012, that will affect our liquidity and cash flows in future periods:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations (1)	$36,624	$36,624	$-	$-	$-
Notes payable (2)	643,110	643,110	-	-	-
Total contractual obligations	$679,734	$679,734	$-	$-	$-

(1)      The Company's principal executive offices are located at 1060 Calle Negocio Suite B San Clemente, CA 92673. Beginning on May 1, 2012 the Company entered into a one-year lease for $5,232 per month.

(2)      Notes payable is comprised of 1) $197,859 of principle due to Gemini Master Fund, Ltd. (See notes to the financial statements, NOTE E - PROMISSORY NOTES"); 2) $133,821 of principle due to Amalfi Coast Capital, Inc. (See notes to the financial statements, NOTE E - PROMISSORY NOTES"); 3) $300,000 of principle due to TCA Global Credit Master Fund, LP (See notes to the financial statements, NOTE F - REVOLVING CREDIT FACILITY"); and 4) $11,430 of accrued interest related to the aforementioned notes.

Off-Balance Sheet Arrangements

None.

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

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

●	•We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accountant	11

Consolidated Balance Sheets as of September 30, 2012	12

Consolidated Statements of Operations for the Year Ended
September 30, 2012 and the Period from February 25, 2011
(Inception) through September 30, 2011	13

Consolidated Statements of Stockholders Deficit for the Year ended
September 30, 2012 and the Period from February 25, 2011
(Inception) through September 30, 2011	14

Unaudited Consolidated Statements of Cash Flows for the year ended
September 30, 2012 and the Period from February 25, 2011
(Inception) through September 30, 2011	15

Notes to Consolidated Financial Statements	16
Note A - Organization and Going Concern	16
Note B - Summary of Significant Accounting Policies	17
Note C - Other Current Assets	20
Note D - Accounts payable and accrued liabilities	20
Note E - Promissory Notes	21
Note F - Revolving Credit Facility	23
Note G - Commitments	24
Note H - Stockholder's Deficit	24
Note I - Related Party Transactions	26
Note J - Subsequent Events	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ePunk, Inc.

We have audited the accompanying consolidated balance sheet of ePunk, Inc. as of September 30, 2012, and the related statements of operations, stockholders’ deficit, and cash flow for the period from February 25, 2011 (Inception) through September 30, 2012.  ePunk, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePunk, Inc. as of September 30, 2012, and the results of its operations and cash flows for the period from February 25, 2011 (Inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States.

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

L.L. Bradford & Company, LLC
Las Vegas, Nevada
February 8, 2013

ePunk, Inc.
Consolidated Balance Sheets

	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$226,738	$18,206
Accounts receivable	-	1,136
Inventory	24,701	7,317
Other current assets (Note C)	82,554	-
Total current assets	333,993	26,659

Property, plant and equipment, net of $8,349 and $207 of accumulated depreciation, respectively	34,672	2,293
Intangible assets, net of $2,827 and $1,041 of amortization, respectively	9,673	11,459
Deposits	17,947	11,050
Total assets	$396,285	$51,461

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$131,725	$24,335
Accrued interest (Note E)	11,430	4,297
Convertible notes payable (Note E)	133,821	395,588
Promissory note (Note E)	197,859	-
Revolving credit facility, net of $265,288 discount (Note F)	34,712	-
Total current liabilities	509,547	424,220

Total liabilities	509,547	424,220

Commitments and contingencies (Note G)

Stockholders' deficit (Note H):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2012 and 2011, respectively.	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,003,671 and 60,017,170 at September 30, 2012 and 2011, respectively.	4,600	6,002
Deferred stock compensation	(56,500)	-
Additional paid-in capital	1,090,360	(303,918)
Accumulated earnings	(1,151,722)	(74,843)
Total stockholders' deficit	(113,262)	(372,759)
Total liabilities and stockholder's deficit	$396,285	$51,461

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Operations
For the Year Ended September 30, 2012 and the Period From
February 25, 2011 (Inception) through September 30, 2011
		February 25,
	Year Ended	Through
	September 30, 2012	September 30, 2011

Net sales	$1,964,706	$354,514
Cost of sales	1,691,384	315,232
Gross profit	273,322	39,282

Operating expenses:
General and administrative	926,558	100,726
Sales and marketing	155,556	6,944
Depreciation and amortization	9,928	1,248
Total operating expenses	1,092,042	108,918
Operating loss	(818,720)	(69,636)

Non-operating expense:
Interest expense - other	(36,337)	(5,207)
Interest expense - accretion of debt discount	(118,095)	-
Accretion of beneficial conversion feature	(103,727)	-
Total non-operating income (expense)	(258,159)	(5,207)
Loss before income taxes	(1,076,879)	(74,843)
Income tax provision (benefit)	-	-
Net loss	$(1,076,879)	$(74,843)

Net loss per common share:
Basic:	$(0.018)	$(0.005)

Weighted average common shares outstanding basic	59,240,779	14,862,850

The average shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,763,382	64,600,830

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statement of Stockholder's Deficit
For Year Ended September 30, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance, February 25, 2011	-	$-	$-	$-	$-	$-

Shares issued for website properties	49,500,000	4,950		7,550		12,500
Legal acquirer shares issued in merger	617,170	62		(359,978)		(359,916)
Shares issued upon the conversion of debt	9,900,000	990		48,510		49,500
Net loss					(74,843)	(74,843)
Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128.00		323,272		323,400
Shares issued upon the conversion of debt	3,222,664	322.00		321,944		322,266
Shares issued in exchange for services	915,000	91.00	(113,000)	332,159		219,250
Shares returned from officers	(19,740,000)	(1,974.00)		1,974		-
Shares issued in connection with issued debt	306,837	31.00		159,137		159,168
Discount on revolving credit facility due to beneficial conversion feature				152,065		152,065
Beneficial conversion feature of convertible promissory notes				103,727		103,727
Amortization of deferred stock compensation			56,500			56,500
Net loss					(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600.00	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Consolidated Statements of Cash Flows
For the Year Ended September 30, 2012 and the Period From February 25, 2011 (Inception) through September 30, 2011

	Year Ended September 30, 2012	February 25, 2011 through September 30, 2011
Cash flows from operating activities:
Net loss	$(1,076,879)	$(74,843)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	9,928	1,248
Accretion of debt discount	118,095	-
Amortization of beneficial conversion feature	103,727	-
Shares issued in exchange for services	275,749	-
Changes in certain assets and liabilities:
Accounts receivable	1,136	(1,136)
Inventory	(17,384)	(7,317)
Other current assets	(82,554)	-
Deposits	(6,897)	(11,050)
Accounts payable	107,390	24,335
Accrued interest	18,074	5,207
Net cash used by operating activities	(549,615)	(63,556)

Cash flows from investing activities:
Capital expenditures, net	(40,521)	(2,500)
Net cash used by investing activities	(40,521)	(2,500)

Net cash provided by financing activities:
Proceeds from the sale of common stock	323,400	-
Proceeds from convertible promissory notes	49,559	84,262
Proceeds from promissory note	245,000	-
Repayment of promissory note	(82,141)	-
Proceeds from revolving credit facility	262,850	-
Net cash provided by financing activities	798,668	84,262
Net increase in cash	208,532	18,206
Cash - beginning of period	18,206	-
Cash - end of period	$226,738	$18,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$17,859	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for accrued interest	$10,941	$910
Value of common stock issued for debt principle	$311,325	$49,500
Value of common stock issued for services	$219,250	$-
Value of debt discount recorded for value of shares issued in conncetion with debt	$159,168	$-
Value of debt discount recorded for beneficial conversion feature	$255,792	$-
Value of stock issued for deferred stock compensation	$113,000	$-

The accompanying notes are an integral part of these financial statements

ePunk, Inc.
Notes to Consolidated Financial Statements

Note A-Organization and Going Concern

Organization

ePunk, Inc. (the “Company”) (formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007.

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

On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales and Justin Matthew Dornan to the Board of Directors. In addition, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer and Justin Matthew Dornan as Treasurer and now Secretary.  None of the appointed directors or officers entered into an employment agreement with the Company.

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

On August 16, 2012, the shareholders and the board of directors of ePunk authorized a 2 for 1 forward stock split. The split was effective as of August 31, 2012. In conjunction with the split, the management team and a former director canceled 19,740,000 shares. All share amounts in this Form 10-K have been adjusted to reflect the split.

Going Concern

In its report with respect to the Company’s financial statements for the year ended September 30, 2012, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated sufficient revenues from its operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  In the course of funding development and sales and marketing activities, the Company has sustained operating losses since inception and has an accumulated deficit of $1,151,722 and $74,843 at September 30, 2012 and 2011, respectively.  In addition, the Company has negative working capital of $165,413 and $397,561 at September 30, 2012 and 2011, respectively. The Company will continue to use capital to market its products and may not be profitable for the foreseeable future.  These factors raise doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Note B - Summary Of Significant Accounting Policies

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

Inventory
The Company currently utilizes a perpetual inventory system.  Inventories are valued at the lower of cost or market.  Cost is determined on an average cost basis.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.  The Company’s inventory consists primarily of vehicle parts and complete vehicles.

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

Impairment of Long-Lived Assets
Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered.  The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset.  If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  The Company has never recognized an impairment charge. Management assessed the value of our long-lived assets asset as of September 30, 2012 and determined that the fair value exceeds the carrying value. Thus, no impairment charge was recorded.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist.  The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss.  The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  Both steps of the goodwill impairment testing involve significant estimates. Management assessed the value of our intangible asset as of September 30, 2012 and determined that the fair value exceeds the carrying value. Thus, no impairment charge was recorded.

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

Fair Value of Financial Instruments
The Company’s financial instruments include cash and equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued liabilities and debt. The carrying amount of these financial instruments has been estimated by management to approximate fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1— Valuations based on quoted prices for identical assets and liabilities in active markets.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of September 30, 2012:

Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash	$226,738	$-	$-	$226,738
Inventory	-	24,701	-	24,701
Other current assets	82,554	-	-	82,554
Property, plant and equipment	-	34,672	-	34,672
intangible assets	-	-	9,673	9,673
Deposits	17,947	-	-	17,947
Total	$327,239	$59,373	$9,673	$396,285

Liabilities
Accounts payable and accrued liabilities	$131,725	$-	$-	$131,725
Accrued interest	11,430	-	-	11,430
Convertible notes payable	133,821	-	-	133,821
Promissory note	197,859	-	-	197,859
Revolving credit facility	300,000	-	-	300,000
Total	$774,835	$-	$-	$774,835

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

NOTE C - OTHER CURRENT ASSETS

Other current assets of $82,554 as of September 30, 2012 is comprised of $61,828 of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargebacks and $20,726 of prepaid expense primarily related to directors and officers insurance.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2012 consisted of $15,841 for professional services, $30,352 for customer deposits and $85,532 for trade payables compared to $24,335 for trade payables as of September 30, 2011.

NOTE E – PROMISSORY NOTES

Convertible Promissory Notes

As of September 30, 2012, the Company had the following convertible notes payable:

	Principle	Interest	Date of:		Accrued	Total
	Balance	Rate	Funding	Maturity	Interest	Due
Excelsior Management LLC note purchased by Amalfi Coast Capital on June 24, 2011 and $49,436 assigned to the RFF Family Trust on April 3, 2012 and converted to shares of common stock on April 3, 2012.	7,836	5.00%	02/26/10	12/31/11	$229	$8,065
	59,000	5.00%	05/27/10	08/27/10	1,722	60,722
	28,000	5.00%	06/02/10	09/01/10	817	28,817
Conversion into 481,672 shares of common stock on 3/27/12	(45,400)				(2,767)	(48,167)
Conversion into 494,364 shares of common stock on 4/3/12	(49,436)					(49,436)
Total	$-				$-	$-

Palatine Capital Investment Group LLC note purchased by Ravello Capital Corp on June 24, 2011 and assigned to the RFF Family Trust on April 3, 2012 and converted to shares of common stock on April 3, 2012.	$50,592	5.00%	01/30/10	12/31/10	$1,912	$52,504
	30,000	5.00%	02/14/10	12/31/11	1,130	31,130
	25,000	5.00%	02/26/10	12/31/11	942	25,942
	14,500	5.00%	09/09/10	12/31/11	546	15,046
	25,000	5.00%	09/17/10	12/31/11	942	25,942
Conversion into 1,505,636 shares of common stock on 4/3/12	(145,092)				(5,472)	(150,564)
Total	$-				$-	$-

Amalfi Coast Capital	$5,000	8.00%	01/28/11	07/28/11	$668	$5,668
	2,500	8.00%	06/21/11	01/21/12	256	2,756
	10,000	8.00%	06/24/11	01/24/12	1,017	11,017
	10,000	8.00%	07/14/11	02/14/12	973	10,973
	10,000	8.00%	07/28/11	02/28/12	942	10,942
	15,262	8.00%	08/10/11	03/10/11	1,395	16,657
	10,000	8.00%	08/19/11	02/19/12	896	10,896
	21,500	8.00%	09/21/11	03/21/12	1,772	23,272
	2,900	8.00%	10/12/11	04/12/12	217	3,117
	7,500	8.00%	10/19/11	04/19/12	539	8,039
	11,950	8.00%	11/09/11	05/09/12	773	12,723
	11,817	8.00%	01/03/12	07/03/12	702	12,519
	15,392	8.00%	02/27/12	08/27/12	729	16,121
Total	$133,821				$10,880	$144,701

Grand Total	$133,821				$10,880	$144,701
Number of shares issuable upon exercise of the above debt at $0.10						1,447,010

During the year ended September 30, 2012 the following activity occurred related to our convertible promissory notes:

●
Seacoast Advisors, Inc., Amalfi Coast Capital, Inc., and the RFF Family Partnership, LP (Assignee of Ravello notes), holders of all outstanding convertible notes amended their notes to increase the conversion price of their debt from $0.005 and $0.05 per share to $0.10 per share in order to reduce the potential number of shares issuable upon conversion and increase the attractiveness of the Company to potential outside investors.

●
Seacoast Advisors, Inc, the owner of the Notes originally issued to Rico Italia Investments, Inc. converted $48,167, including $45,400 of principle and $2,767 of interest into 481,672 shares of common stock at a conversion price of $0.10.

●
Amalfi Coast Capital, the owner of the Notes originally issued to Excelsior Management, LLC converted the entire balance outstanding of $74,099, including $71,397 of principle and $2,702 of interest into 740,992 shares of common stock at a conversion price of $0.10.

●	Amalfi Coast Capital, Inc. assigned $49,436 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

●	Ravello Capital Advisors Corp. assigned $150,564 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

●	The RFF Family Partnership, LP converted the entire balance of the Amalfi and Ravello assigned notes above or $200,000 (i.e., $49,436 + $150,564) into 2,000,000 shares of common stock.

●
Amalfi Coast Capital loaned the Company $49,559. The Notes due to Amalfi totaling $133,821 of principle as of June 30, 2012 bear interest at 8% per annum, mature six months from the date of issuance and contain a conversion feature that may only be exercised upon default at $0.10 per share which was increased from $0.05 per share on April 3, 2012. Accordingly, per ASC 470-20-25-20, a contingent feature will not be recorded until the triggering event occurs, or in the event of the note(s) falling into default. During the three months ended September 30, 2012, the notes above dated January 3, 2012 and February 27, 2012 and representing $27,209 of principle matured. During the twelve months ended September 30, 2012, the notes above dated June 21, 2011 through February 27, 2012 and representing $128,821 of principle matured. The Company determined that the contingent conversion feature in the Notes resulted in a beneficial conversion feature (“BCF”) due to the conversion price  of $0.10 being less than the closing stock prices, which ranged from $0.15 to $1.00 on the Note(s) commitment date(s), and the conversion feature being in-the-money.  Thus, the BCF was determined based on each Notes principle amount, and recorded as a discount to reduce the carry value of the Note(s) and increase additional-paid-in-capital.  The Company calculated the BCF for all the qualifying Notes as of the commitment date(s) using the intrinsic value method.  The BCF discount was expensed when the notes became convertible which was on the date of maturity.  As a result the company recorded a beneficial conversion feature of $27,209 and $103,727 for the three and twelve months ended September 30, 2012.

During the year ended September 30, 2011, the Company converted $49,500 into 4,950,000 shares of common stock, including $28,515 of accrued principle and $20,985 of interest.

During the year ended September 30, 2012 and the period February 25, 2011 (Inception) through September 30, 2011, The Company incurred $16,511 and $5,207, respectively of interest expense.

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with held by the lender. The note matures six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 200,000 shares  of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount is being accreted over the term of the note, or 6 months on a straight line basis. During the three and twelve  months ended September 30, 2012, the Company recognized $44,139 and $105,933, respectively of accretion of the debt discount. The Company recognized $17,859 of interest expense related to this note during the twelve months ended September 30, 2012. On September 27, 2012, the Company repaid $100,000 of this note from the proceeds of the TCA credit facility described in NOTE F below. The Company first applied the payment to accrued interest in the amount of $17,859 and then principle in the amount of $82,141.

NOTE F - REVOLVING CREDIT FACILITY

On September 25, 2012, ePunk, Inc. borrowed $300,000 (the "Loan") from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of August 31, 2012 (the "Credit Agreement"), among ePunk, Inc. , Punk Industries Inc. and the Lender. Under the Credit Agreement, ePunk may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $300,000. Loaned amounts bear interest at the rate of 11% per annum. ePunk may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $2,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is in the Lender's sole discretion. The loan matures six months following the Closing Date, unless the date shall be extended pursuant to Section 2.3 of the Credit Agreement or by TCA. The maturity date may also be extended, in the Lender's sole discretion, in connection with an increase in the revolving loan commitment. The loan is guaranteed by Punk Industries. It is also secured by a pledge of substantially all of the assets of Punk Industries.

The Credit Agreement imposes certain restrictions on ePunk, including on its ability to (i) incur any Funded Indebtedness (as defined in the Credit Agreement), (ii) incur liens, (iii) make investments, (iv) permit a Change in Control (as defined in the Credit Agreement) or dispose of all or substantially all of its assets, (v) make capital expenditures not in the ordinary course of its business, (vi) issue or distribute capital stock, (vii) make distributions to its shareholders, (viii) engage in any line of business other than the business engaged in on the date of the Credit Agreement and businesses reasonably related thereto, and (ix) enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to ePunk than it would obtain in an arm-length's basis with a non-affiliate. Each of these restrictions is subject to certain exceptions, as specified in the Credit Agreement.

The Loan may be accelerated upon the occurrence and during the continuation of an Event of Default (as defined in the Credit Agreement), including nonpayment of amounts owed, misrepresentation, failure to perform under the Credit Agreement or related documents, default under certain other obligations, events of bankruptcy, the entry of a judgment in excess of certain specified amounts, the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), the occurrence of a Change in Control (as defined in the Credit Agreement), certain impairments of collateral, and the determination in good faith by the Lender that the prospect for payment or performance of the Obligations (as defined in the Credit Agreement) is impaired for any reason.

The Lender may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to eighty-five percent (85%) of the lowest daily volume weighted average price of the Company’s Common Stock during the five (5) trading days immediately prior to the Conversion Date.

As set forth in the Credit Agreement, ePunk paid certain fees totaling $54,439, including $17,289 towards an insurance policy  covering directors and officers and $37,150 of documentary, finders, due diligence and commitment and other fees (together the "Loan Fees") resulting in net proceeds of $245,561 from the initial Revolving Promissory Note with a face amount of $300,000. ePunk also issued to the Lender 106,837 shares of its restricted common stock as a fee for corporate advisory and investment banking services provided by the Lender.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to the share issuance, Loan Fees and beneficial conversion feature. The Company first allocated between the Loan and the 106,837 shares issued based upon their relative fair values. The fair value of the stock issued with the Loan of $125,000 was calculated based on the closing price of our common stock. This resulted in allocating $88,235 to the issued shares and $211,765 to the Loan.

Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock and the total price to convert based on the effective conversion price. The calculated intrinsic value was $152,065.

Finally, the sum of the Loan Fees not related directly to the Loan, or $37,150 was added to the value allocated to the share issuance and beneficial conversion feature for a total loan discount of $277,450, including $240,300 recorded to equity. The debt discount is being accreted over the term of the note, or 6 months using the effective interest method from the Closing Date of the Loan on August 31, 2012.

During the year ended September 30, 2012, the Company recognized $550 of interest expense related to this Note and $12,162 of accretion related to the debt discount. The remaining debt discount of $265,287 will be amortized through February 28, 2013.

NOTE G - COMMITMENTS

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

NOTE H – STOCKHOLDERS EQUITY

Preferred Stock
The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of September 30, 2012.

Common Stock
The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 46,003,671 shares have been issued as of September 30, 2012.

On August 16, 2012, the shareholders and the board of directors of ePunk authorized a 2 for 1 forward stock split. The split was effective as of August 31, 2012. All share amounts presented in this annual report have been adjusted to reflect the forward split. In conjunction with the split, the management team and a former director canceled 19,740,000 shares.

On February 3, 2012, Jesse Gonzales, Justin Dornan and Frank Drechsler, collectively holding 29,610,000 shares of restricted common stock or 64.4% of the 46,003,671 shares outstanding as of September 30, 2012, entered into separate Lock-Up and Leak-Out Agreements pursuant to which each individual agreed to a lock-up period of 24 months through February 3, 2014. Pursuant to the leak-out provisions, for any month, no dispositions individually and no dispositions in the aggregate, will be allowed in excess of the shareholder's "leak-out allowance" where such term is defined to mean, for any month, no amount on a disposition-by-disposition basis and in the aggregate (for that respective month) which is greater than 1% of the covered securities ("Monthly Maximum Sales Percentage"); however, the Monthly Maximum Sales Percentage shall be increased to 4% if averaged over any consecutive twenty trading-day period (subsequent to the 360th day after the Effective Date any of the following occurs: (i) the median of the daily low and daily high trade price of the Company's common stock shares average is above $0.80; or (ii) the ten lowest trading volume days (by number of shares traded) averages above 300,000 shares traded per day.

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

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Cash
During the year ended September 30, 2012, the Company issued 1,282,000 shares of restricted common stock in private transactions in exchange for gross proceeds of $323,400,

No stock was issued for cash during the period from February 25, 2011 (inception) through September 30, 2011.

Stock Issued  in Connection With Debt Issuance
Pursuant to the Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. as described above in NOTE E, the Company issued 200,000 shares of restricted common stock and recorded a debt discount related to the issued shares of $70,933.

In connection with the Senior Secured Revolving Credit Facility Agreement between the Company and TCA Global Credit Master Fund, LP dated as of August 31, 2012 as described above in NOTE F, the Company issued 106,837 shares of its restricted common and recorded a debt discount related to the issued shares of $88,235.

Stock Issued upon Conversion of Debt
During the year ended September 30, 2012, and as described above in NOTE B, our convertible promissory note holders converted $322,266, including $311,325 of principle and $10,941 of interest into 3,222,664 shares of common stock at a conversion price of $0.10.

During the period from February 25, 2011 (Inception) through September 30, 2011, the Company converted $49,500 into 9,900,000 shares of common stock, including $28,515 of principle and $20,985 of accrued interest.

Stock Issued for Services
On February 29, 2012, the Company entered into an Advisory Engagement Agreement (the "Agreement"). Pursuant to the Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 2,000,000 shares of restricted common stock upon the completion of certain milestones. Pursuant to the Agreement, through September 30, 2012, the Company issued to Consultant 600,000 shares of restricted common valued at the low bid price on the date of the Agreement or $0.30 per share.  The Company recorded stock compensation during the year ended September 30, 2012 of $180,000.

On February 15, 2012, the Company entered into a Consulting Agreement (the "Agreement"). Pursuant to the Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 500,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 100,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.355 per share.  The Company recorded stock compensation during the year ended September 30, 2012 of $35,500.

On May 15, 2012, the Company's Board approved the issuance of 200,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the year ended September 30, 2012, the Company recognized $56,500 of expense related to this issuance.

On September 25, 2012, the Company issued 15,000 shares of restricted common stock to our attorney in exchange for services valued at $3,750.

NOTE I - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2012, Carrie Gonzales, the spouse of Jesse Gonzales our CEO was paid $19,631 in exchange for her labor in the Company.

NOTE J – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.

On December 13, 2012, the Company issued 88,750 shares of restricted common stock in exchange for services valued at the price of our common stock on the date the related agreement, or $0.93 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2012:

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

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our annual report on form 10-K for the year ended September 30, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this prospectus.

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2012.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of all of our directors and executive officers. We have a Board comprised of two members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

NAME	AGE	POSITION	DIRECTOR OR OFFICER SINCE
Richard Jesse Gonzales	35	President, Chief Executive Officer and Director	June 15, 2011(1)
Justin Matthew Dornan	36	Chief Financial Officer, Treasurer, Director, Secretary	June 15, 2011(1)

(1)      On June 15, 2011, the beneficial owners of a majority of our common stock entered into a stock purchase agreement with Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler for the sale and purchase of the common shares.  Concurrently with the closing of the stock purchase agreement, Scott Ence, resigned from his positions as the Company’s President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors and Brent Stuchlik resigned from his position as a Director of the Company.  On June 20, 2011 a majority of the shareholders of the Company approved the appointment of Richard Jesse Gonzales, Justin Matthew Dornan, and Frank J. Drechsler to the Board of Directors. In addition, at such time, Richard Jesse Gonzales was appointed the Company’s President and Chief Executive Officer, Justin Matthew Dornan as Chief Financial Officer and Treasurer, and Frank J. Drechsler as Secretary.  None of the appointed directors or officers has entered into an employment agreement with the Company.

Former Officers and Directors

Frank J. Drechsler, our Secretary and Director since June 15, 2011, resigned on January 30, 2012.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have been complied with during the period ended September 30, 2012.

CODE OF BUSINESS CONDUCT AND ETHICS

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and do not have any plans to adopt one in the near future unless the Board of Directors deems one necessary.

The Board of Directors and Committees

Our board consists of two directors.  The directors are not independent as defined under and required by applicable securities laws.  At each annual meeting our stockholders elect our full Board of Directors and our directors serve until their successors are elected or appointed, unless their office is vacated earlier.  Directors may be removed at any time for cause by the affirmative vote of the holders of a majority of the voting power then entitled to vote.

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

Board Compensation

The Company did not pay any director compensation during the years ended September 30, 2012 or 2011.  The Company may begin to compensate its directors at some time in the future.

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

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended September 30, 2012 (the “Named Executive Officers”).

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jesse Gonzales, CEO and Director (1)	2012	118,055	-	-	-	-	-	6,645	124,700
	2011	-	-	-	-	-	-	25,964	25,964
	2010	-	-	-	-	-	-	-	-

Justin Dornan, CFO and Director(2)	2012	58,800	-	-	-	-	-	-	58,800
	2011	-	-	-	-	-	-	1,600	1,600
	2010	-	-	-	-	-	-	-	-

Scott Ence, Former Chairman, CEO, and CFO(3)	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000
	2010	82,950	-	50,629	-	-	-	-	133,579

Keoka Quipolta Former Vice President of Marketing and Director(4)	2012	-	-	-	-	-	-	-	-
	2011	11,591	-	-	-	-	-	-	11,591
	2010	59,150	-	-	-	-	-	-	59,150

Brent Stuchlik, Former President and Director(5)	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000
	2010	79,058	-	-	-	-	-	-	79,058

(1)      Jesse Gonzales serves as our Chief Executive Officer and Director since June 20, 2011.  On April 1, 2012 Mr. Gonzales and the Company entered into an employment agreement. In addition to customary terms and conditions of employment, the employment agreement provides for a term of two years through February 15, 2014, monthly salary of $7,000 and the opportunity to receive a bonus. The employment agreement has been filed as Exhibit 10.2 to this form 10-K.

(2)      Justin Dornan serves as our Chief Financial Officer and Director since June 20, 2011. On April 1, 2012 Mr. Dornan and the Company entered into an employment agreement. In addition to customary terms and conditions of employment, the employment agreement provides for a term of two years through April 1, 2014, monthly salary of $6,400 and the opportunity to receive a bonus. The employment agreement has been filed as Exhibit 10.3 to this form 10-K.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of September 30, 2012 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of the Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock
Richard Jesse Gonzales	15,000,000	32.6%
32792 Shipside Dr
Dana Point, CA 92629
Justin Matthew Dornan	8,910,000	19.4%
33142 Ocena Ridge
Dana Point, CA 92629
Directors and officers as a group	23,910,000	52.0%
Amalfi Coast Capital, Inc.	2,881,672	6.3%
4598 Exbury Ct.
San Diego, CA 92130
Frank Drechsler	5,700,000	12.4%
17620 Oak St
Fountain Valley, CA 92078
Directors, officers and 5% shareholders as a group	32,491,672	70.6%

(1)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2)           Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 46,003,671 shares of Common Stock issued and outstanding on a fully diluted basis as of September 30, 2012. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

For related party transactions that do not exceed $120,000 please see “Note I - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Director Independence

Please refer to “Board Committees and Independence” under the section titled “The Board of Directors and Committees” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

LL Bradford and Co. (“LL Bradford”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2012. To the knowledge of management, neither such firm nor any of its owners has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by LL Bradford during the years ended September 30, 2012 and 2011:

	Year Ended
	August 31,
	2012	2011
Audit fees	$18,303	$13,000
Audit-related fees	-	-
Tax fees	-	-
Total fees	$18,303	$13,000

Audit Fees

Audit fees for the years ended September 31, 2012 and 2011, totaled $18,303 and $13,000 and consist of the aggregate fees billed by LL Bradford for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended September 30, 2012 and 2011.

Audit-Related Fees

There were no audit-related fees billed by LL Bradford for the years ended September 30, 2012 and 2011.

Tax Fees

There were no tax related fees billed by LL Bradford for the years ended September 30, 2012 and 2011.

All Other Fees

There were no other fees billed by LL Bradford for the years ended September 30, 2012 and 2011.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits filed as part of this Form 10-K include both exhibits submitted with this Report and those incorporated by reference to other filings:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Corporation Separation dated April 22, 2011.
2.2
Share Exchange Agreement by and among ePunk, Inc. a Nevada Corporation and Punk Industries, Inc. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 21, 2011)

3.1	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
10.1	Form of Stock Purchase Agreement dated June 15, 2011 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
10.2*	Form of employment agreement between Jesse Gonzales and the Company.
10.3*	Form of employment agreement between Justin Dornan and the Company.
10.4
Form of stock cancellation agreement from Jesse Gonzales, Justin Dornan and Frank Drechsler dated August 7, 2012 (Incorporated by reference from Exhibit 10.1, 10.2 and 10.3 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2012).

10.5
Form of Senior Secured Revolving Credit Facility Agreement, Revolving Promissory Note, Guaranty Agreement and Security Agreement(s) between ePunk, Inc., Punk Industries, Inc. and TCA Global Credit Master Fund, LP (Incorporated by reference from Exhibit 10.1, 10.2, 10.3, 10.4 and 10.5 to Form 8-K filed with the Securities and Exchange Commission on September 28, 2012).

13.1	Annual report to shareholders for the fiscal year ended September 30, 2009 and organizational and financial information (Incorporated by reference filed with the Company’s Form 8-K on April 27, 2010).
16.1	Change in certifying accountant (Incorporated by reference filed with the Company’s Form 8-K on January 26, 2010).
17.1	Election of new Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on February 5, 2010).
17.2	Resignation of directors Todd Youren on 10/14/10, David Thistle on 10/29/10, Michael Dobbins on 12/29/10 (Incorporated by reference filed with the Company’s Form 8-K on March 11, 2011).
17.3	Removal of Kekoa Quipotla from the Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on March 15, 2011).
17.4	Officer and Director resignation letter of Scott Ence (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
17.5	Director resignation letter of Bret Stuchlik (Incorporated by reference from Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).
20.1	Announcing the merger between Sewell Ventures, Inc, and Seven Base Consulting, LLC on December 16, 2010 (Incorporated by reference filed with the Company’s Form 8-K on January 11, 2010).
20.2	Disclosure of certain information of Seven Base Consulting, LLC (Incorporated by reference filed with the Company’s Form 8-K on January 20, 2010).
20.3	Appointment of Eddie Wenrick as Interim CEO for a three month term (Incorporated by reference filed with the Company’s Form 8-K on January 25, 2010).
20.4	Board vote not to approve extend the contract of Interim CEO Eddie Wenrick (Incorporated by reference filed with the Company’s Form 8-K on May 13, 2010).
31.1*	Certification of Principle Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePunk, Inc. (Registrant)

Dated: February 14, 2013	By:	/s/ Richard Gonzales
Richard Gonzales, Chief Executive Officer

By:	/s/ Justin Dornan
Justin Dornan, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Gonzales	Chief Executive Officer and Chairman of the Board	February 14, 2013
Richard Gonzales

/s/ Justin Dornan	Chief Financial Officer and Principal Accounting Officer and Director
Justin Dornan		February 14, 2013