Form 10-K/A
period 2012-09-30
Blink Technologies, Inc.
filed 2014-05-27
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________

Commission File Number: 000-53564

Blink Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

ePunk, Inc.
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The Board of Directors, in reviewing the annual report on Form 10-K for the year ended September 30, 2012, determined that the 10-K financial statements for September 30, 2012 should not be relied upon and have authorized the filing of a Form 10-K/A as soon as possible for the year ended September 30, 2012 for the following reason:

Our independent registered public accounting firm, L.L. Bradford & Company, LLC informed us that they had not issued the Report of Independent Registered Public Accounting Form published in the annual report on Form 10-K for the year ended September 30, 2012. Consequently, the Board of Directors determined to file a restated audit opinion for fiscal year ended September 30, 2012 to be performed by L.L. Bradford & Company, LLC. This 10-K filing for the year ended September 30, 2012 was filed on February 14, 2013 .

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

ITEM 3.  LEGAL PROCEEDINGS.

Cambio, Inc. v. San West, Inc. et. al. (Superior Court of California, County of San Diego, Case No. 30-2012-0006183). On or about July 5, 2012, Cambio, Inc. ("Cambio") commenced a civil action against the Company in the Superior Court of the State of California, County of San Diego, alleging damages arising out of Cambio's sale of assets to a third party. A settlement Agreement was entered into in this matter on February 27, 2014, under which the Company was released in its entirety. The Company was not required to pay any damages or costs under this Settlement Agreement.

ePunk, Inc. v. Jesse Richard Gonzales et. al. (District Court, Clark County Nevada, Case No. A-12-699135-C). On April 11, 2013, the Company filed and action against certain individuals and entities including former officers Jesse Richard Gonzales and Justin Dorman (the "Defendants") alleging damages relating to certain actions involving the stock of the Company.  The Complaint was for:  Breach of Contract; Unjust Enrichment; Intentional Interference with Contract; Concert of Action; Injunctive Relief; Breach of the Implied Covenant of Good Faith and Fair Dealing; and Breach of Fiduciary Duty.  Plaintiff EPUNK, INC. prayed for judgment against Defendants, for the following: general and special damages in excess of Ten Thousand Dollars ($10,000.00), and in an amount to be determined at trial, For an Order from this Court enjoining Defendants from transferring or otherwise alienating EPUNK, INC. stock pending the outcome of this action, interest upon an award of damages according to law, for reasonable attorney’s fees, for costs of suit, for any such other relief as the Court may deem just and proper. This matter is still in the early discovery stage. The Company is confident that it will achieve a favorable result in this matter.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter of active trading during the past two fiscal years as reported by the OTC Pink:

Fiscal Year Ended September 30, 2012	High	Low
First Quarter 2012 (October 1 – December 31, 2011)	$0.60	$0.30
Second Quarter 2012 (January 1, 2012 – March 31)	$0.53	$1.11
Third Quarter 2012 (April 1 – June 30)	$1.12	$1.68
Fourth Quarter 2012 (July 1 – September 30)	$1.06	$2.07

Fiscal Year Ended September 30, 2011	High	Low
First Quarter 2011 (October 1 – December 31, 2010)	n/a	n/a
Second Quarter 2011 (January 1, 2011 – March 31)	n/a	n/a
Third Quarter 2011 (April 1 – June 30)	n/a	n/a
Fourth Quarter 2011 (July 1 – September 30)	$0.87	$0.19

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2012 Stock Incentive Plan (see below) is our only equity based compensation plan as of September 30, 2012.

2012 Stock Incentive Plan (Equity Compensation Plan Approved by Security Holders)

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of ePunk, Inc. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. As of the date of this report, no issuances have been made under the Plan.

The per share exercise price for each stock option is determined by the Board and may not be below the closing price of our common stock on the date of grant, or, if our common stock is not traded on the date of grant, the first day of active trading following the date of grant.

We measure all stock-based compensation awards using a fair value method on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period. We use the Black-Scholes option pricing model to calculate the fair value of stock option grants. The Black-Scholes option pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk-free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. We do not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. We use the “simplified” method for determining the expected term of our “plain vanilla” stock options. We recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. If the actual number of forfeitures differs from those estimated by us, additional adjustments to compensation expense may be required in future periods.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	--	--	3,285,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	3,285,000
_____________
(1) As of September 30, 2012, 715,000 shares of restricted common stock were issued under the Plan leaving 3,285,000 shares available for restricted stock awards or to cover the shares issuable under stock option and warrant grants.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accountant	19

Consolidated Balance Sheets as of September 30, 2012 and 2011	20

Consolidated Statements of Operations for the Year Ended September 30, 2012 and the Period from February 25, 2011 (Inception) through September 30, 2011	21

Consolidated Statements of Stockholders Deficit for the Year ended September 30, 2012 and the Period from February 25, 2011 (Inception) through September 30, 2011	22

Consolidated Statements of Cash Flows for the year ended September 30, 2012 and the Period from February 25, 2011 (Inception) through September 30, 2011	23

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ePunk, Inc.

We have audited the accompanying consolidated balance sheet of ePunk, Inc. as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flow for the period from February 25, 2011 (Inception) through September 30, 2012.  ePunk, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePunk, Inc. as of September 30, 2012 and 2011 and the results of its operations and cash flows for the period from February 25, 2011 (Inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States.

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
May 27, 2014

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

●
Amalfi Coast Capital, the owner of the Notes originally issued to Rico Italia Investments, Inc. converted $48,167, including $45,400 of principle and $2,767 of interest into 481,672 shares of common stock at a conversion price of $0.10.

●
Seacoast Advisors, Inc., the owner of the Notes originally issued to Excelsior Management, LLC converted the entire balance outstanding of $74,099, including $71,397 of principle and $2,702 of interest into 740,992 shares of common stock at a conversion price of $0.10.

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

NOTE G – COMMITMENTS

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

NOTE I – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2012, Carrie Gonzales, the spouse of Jesse Gonzales our CEO was paid $19,631 in exchange for her labor in the Company.

NOTE J – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.

On December 13, 2012, the Company issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share.

On December 13, 2012, the Company issued 68,750 shares of restricted common stock in exchange for services valued at the price of our common stock on the date the related agreement, or $0.93 per share.

On February 6, 2013, the Company issued 68,181 shares of restricted common stock in exchange for services valued at the price of our common stock on the date the related agreement, or $0.845 per share.

On May 22, 2013, 1) Jesse Gonzales returned and the company canceled 13,000,000 shares of common stock, 2) Justin Dornan returned and the company canceled 7,910,000 shares of common stock, and 3) Frank Dreschler returned and the company canceled 5,300,000 shares of common stock.

On May 28, 2013 ePunk, Inc. (“ePunk”) entered into an operating agreement with San West, Inc. (“San West”), whereby San West will be responsible for operating ePunk’s County Imports business.

On June 4, 2013, Jesse Gonzales resigned from the Company’s Board of Directors and as the Company’s Chief Executive Officer, and will continue serving ePunk as an advisor to its online business.

On June 4, 2013, Justin Dornan resigned from the Company’s Board  of Directors and as the Company’s President and acting Chief Financial Officer, and will continue serving ePunk as a salesperson.

Effective simultaneously, on June 4, 2013, Sean Clarke was appointed as the Company’s acting Chairman and President.

On October 9, 2013, ePunk, Inc. and TCA Global Credit Master Fund executed an Assignment, Assumption Waiver and Termination Agreement (the "Assignment Agreement") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Under the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral (as defined in the Credit Agreement), (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (ii) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents (as defined therein) and (iii) TCA’s immediately termination of the Credit Agreement and all Loan Documents.

On February 10, 2014, the Company and Blink Technologies entered into a Share Exchange Agreement. As of the date of this report the Share Exchange Agreement has not closed. However, it is the intention of the parties to close this transaction pending the completion of the Company fulfilling its current outstanding SEC reporting requirements.

On February 27, 2014, Sean Clarke, acting CEO of the Registrant, tendered his resignation to the Board of Directors, and Dean Miller was appointed as CEO and President. Also on that date, Clarke resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Mr. Miller were appointed as directors of the Registrant, Steve Dowdell and Robert Gilbert.

On April 23, 2014, ePunk, Inc., a Nevada corporation changed its name from ePunk, Inc. to Blink Technologies, Inc. The Company has submitted an application for name and symbol change with the Financial Industry Regulatory Authority (FINRA) but does not anticipate any name change to be finalized until after our Securities Exchange Act of 1934 filings are brought current.

On May 23, 2014, Steve Dowdell resigned as a director of the Company.

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
______________
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

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and do not have any plans to adopt one in the near future unless the Board of Directors deems one necessary.

Corporate Governance

Our board consists of two directors.  The directors are not independent as defined under and required by applicable securities laws.

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Committees of our Board of Directors

We do not have a separate Audit Committee. Our Board of Directors performs the functions usually designated to an Audit Committee. We intend to establish an Audit Committee with one or more independent directors.

The Board does not have standing compensation or nominating committees. The Board does not believe a compensation or nominating committee is necessary based on the size of the Company and the current levels of compensation to corporate officers. The Board will consider establishing compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. To date, the Board of Directors has not formally established any criteria for Board membership. Candidates for director nominees are reviewed in the context of the current composition of the Board, the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In particular, weight is given to experience relevant to the Company’s operations and familiarity with business issues.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Stockholder Communications

The Board has not established a formal process for stockholders to send communications, including director nominations, to the Board; however, the names of all directors are available to stockholders in this Annual Report. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company, at 5536 S. Ft. Apache #102, Las Vegas, NV 89148 (Attention: Secretary). Director nominations submitted by a stockholder will be considered by the full Board. Each communication should clearly specify the name of the individual director or group of directors to whom the communication is addressed. Communications sent by email will be delivered directly to the Corporate Secretary, who will promptly forward such communications to the specified director addressees. Communications sent by mail will be promptly forwarded by the Corporate Secretary to the specified director addressee or, if such communication is addressed to the full Board of Directors, or to the Chairman of the Board, who will promptly forward such communication to the full Board of Directors. Due to the infrequency of stockholder communications to the Board, the Board does not believe that a more formal process is necessary. However, the Board will consider, from time to time, whether adoption of a more formal process for such stockholder communications has become necessary or appropriate.

In general, advance notice of nominations of persons for election to our Board or the proposal of business to be considered by the shareholders must be given to our Secretary no earlier than the August 1 or later than September 1 preceding the next year's annual meeting, which would be scheduled in the month of February or March.

A shareholder's notice of nomination should set forth (i) as to each person whom the shareholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director, if elected); (ii) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (A) the name and address of such shareholder, as they appear on our books, and of such beneficial owner, (B) the number of shares of our common stock that are owned (beneficially or of record) by such shareholder and such beneficial owner, (C) a description of all arrangements or understandings between such shareholder and such beneficial owner and any other person or persons (including their names) in connection with the proposal of such business by such shareholder and any material interest of such shareholder and of such beneficial owner in such business, and (D) a representation that such shareholder or its agent or designee intends to appear in person or by proxy at our annual meeting to bring such business before the meeting.

Attendance of Directors at Shareholder Meetings

We do not have a formal policy on attendance at meetings of our shareholders; however, we encourage all Board members to attend shareholder meetings that are held in conjunction with a meeting of our Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by the Chief Executive Officer, the Chief Financial Officer and other most highly-compensated executive officers who were serving as executive officers during the fiscal year ended September 30, 2012, 2011 and 2010:

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards($) (e)	Option Awards($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation($) (i)	Total ($) (j)
Jesse Gonzales, CEO and Director(1)	2012	118,055	-	-	-	-	-	6,645	124,700
	2011	-	-	-	-	-	-	25,964	25,964
	2010	-	-	-	-	-	-	-	-

Justin Dornan, CFO and Director(2)	2012	58,800	-	-	-	-	-	-	58,800
	2011	-	-	-	-	-	-	1,600	1,600
	2010	-	-	-	-	-	-	-	-

Scott Ence, Former Chairman, CEO, and CFO(3)	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000
	2010	82,950	-	50,629	-	-	-	-	133,579

Keoka Quipolta Former Vice President of Marketing and Director(4)	2012	-	-	-	-	-	-	-	-
	2011	11,591	-	-	-	-	-	-	11,591
	2010	59,150	-	-	-	-	-	-	59,150

Brent Stuchlik, Former President and Director(5)	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000
	2010	79,058	-	-	-	-	-	-	79,058
_________________
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

(3)
Scott Ence served as our Chairman President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors from December 16, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Ence. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

(4)
Keoka Quipolta served as our Vice President of Marketing and Director from February 2, 2010 until March 4, 2011. During 2011, the Company accrued $11,591 of compensation for Mr. Quipolta. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

(5)
Brent Stuchlik served as our President and Director from February 2, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Stuchlik. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

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
______________
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

Director Independence

Please refer to “Corporate Governance” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

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

Audit Fees

Audit fees for the years ended September 31, 2012 and 2011, totaled $18,303 and $13,000, respectively and consist of the aggregate fees billed by LL Bradford for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q.

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

Blink Technologies, Inc. (Registrant)

Dated: May 27, 2014	By:	/s/ Dean Miller
Dean Miller, Chief Executive Officer

By:	/s/ Robert Gilbert
Robert Gilbert, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/ s/ Dean Miller	Chief Executive Officer (Principle Executive Officer) and Director	May 27, 2014
Dean Miller

/s/ Robert Gilbert	Chief Financial Officer (Principal Accounting Officer) and Director
Robert Gilbert		May 27, 2014