Form 10-Q
period 2012-12-31
Blink Technologies, Inc.
filed 2014-06-05
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

Blink Technologies, Inc.
(Exact name of registrant as specified in Charter)

ePunk, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Nevada	000-53564	26-1395403
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5536 S. Ft. Apache #102
Las Vegas, NV 89148
 (Address of Principal Executive Offices)

(949) 903-9144
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 10, 2014 the registrant had outstanding 19,950,602 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

Blink Technologies, Inc.
FORM 10-Q

Item 1. Financial Statements.

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$226,738
Other current assets	12,967	17,289
Assets from discontinued operations (Note B)	95,054	89,966
Total current assets	108,021	333,993

Assets from discontinued operations	58,740	62,292
Total assets	$166,761	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$2,633	$-
Accounts payable and accrued liabilities	75,321	15,841
Accrued interest (Note C)	13,578	11,430
Convertible notes payable (Note C)	133,821	133,821
Promissory note (Note C)	100,000	197,859
Liabilities from discontinued operations	224,866	150,596
Total current liabilities	550,219	509,547

Total liabilities	550,219	509,547

Commitments and contingencies (Note D)

Stockholders' deficit (Note E):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2012 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,092,421 and 46,003,671 at December 31, 2012 and September 30, 2012, respectively	4,609	4,600
Deferred stock compensation	(22,600)	(56,500)
Additional paid-in capital	1,172,889	1,090,360
Accumulated deficit	(1,538,356)	(1,151,722)
Total stockholders' deficit	(383,458)	(113,262)
Total liabilities and stockholder's deficit	$166,761	$396,285

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2012 and 2011

	Three Months Ended December 31,
	2012	2011

Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	92,686	5,588
Operating loss	(92,686)	(5,588)

Non-operating income (expense):
Interest expense	(4,840)	(5,930)
Loss on continuing operations	$(97,526)	$(11,518)
Discontinued operations:
Net sales	$329,453	$226,706
Cost of sales	(225,586)	(192,164)
Operating expenses	(292,652)	(113,607)
Non-operating expenses:
Interest expense - other	(8,426)	-
Interest expense - accretion of debt discount	(91,897)	-
Loss on Discontinued operations:	(289,108)	(79,065)
Net loss	(386,634)	(90,583)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.002)	$(0.000)
Discontinued operations	(0.006)	(0.003)
Total	$(0.008)	$(0.003)

Weighted average common shares outstanding - basic	46,057,164	30,008,585

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,473,994	32,936,332

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statement of Stockholder's Deficit
For The Three Months Ended December 31, 2012 (Unaudited) and Year Ended September 30, 2012

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128	$-	323,272	$-	323,400
Shares issued upon the conversion of debt	3,222,664	322	-	321,944	-	322,266
Shares issued in exchange for services	915,000	91	(113,000)	332,159	-	219,250
Shares returned from officers	(19,740,000)	(1,974)	-	1,974	-	-
Shares issued in connection with issued debt	306,837	31	-	159,137	-	159,168
Discount on Revolving credit facility due to beneficial conversion feature	-	-	-	152,065	-	152,065
Beneficial conversion feature of convertible promissory notes	-	-	-	103,727	-	103,727
Amortization of deferred stock compensation	-	-	56,500	-	-	56,500
Net loss	-	-	-	-	(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

Shares issued in exchange for services	88,750	9	-	82,529	-	82,538
Amortization of deferred stock compensation	-	-	33,900	-	-	33,900
Net loss	-	-	-	-	(386,634)	(386,634)
Balance, December 31, 2012	46,092,421	4,609	$(22,600)	$1,172,889	$(1,538,356)	$(383,458)

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended December 31, 2012 and 2011

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Loss on continuing operations	$(97,526)	$(11,518)
Loss on discontinued operations	(289,108)	(79,065)
Reconciliation to net cash provided by (used in) continuing operations:
Depreciation and amortization	3,551	940
Accretion of debt discount	91,897	-
Common stock issued for services	116,438	-
Changes in assets and liabilities:
Accounts receivable	(4,353)	8
Inventory	960	(9,679)
Other current assets	2,628	-
Deposits	-	(1,160)
Accounts payable	93,386	74,109
Accrued interest	11,124	5,930
Net cash used by operating activities	(71,003)	(20,435)
Cash flows from investing activities:
Capital expenditures, net	-	(8,754)
Net cash used by investing activities	-	(8,754)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	-	22,350
Proceeds from promissory notes	2,141	-
Payment of promissory note	(100,000)	-
Proceeds from revolving credit facility	93,650	-
Payments of revolving credit facility	(151,526)	-
Net cash provided by financing activities	(155,735)	22,350
Net increase in cash	(226,738)	(6,839)
Cash - beginning of period	226,738	18,206
Cash - end of period	$0	$11,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for services	$82,538	$-
Value of debt discount recorded for beneficial conversion feature	$91,897	$-
Value of stock issued for deferred stock compensation	$33,900	$-

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. (formerly known as ePunk, Inc.) as of December 31, 2012, and for the three months ended December 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiary, Punk Industries, Inc. (“Punk”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Note A-Organization and Going Concern

Organization

Blink Technologies, Inc. (formerly known as ePunk, Inc.) (the “Company,” “we,” “us,” “our”) (formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) was incorporated under the laws of the State of Delaware on April 27, 2007.

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

On June 20, 2011, the board of directors and a majority of the shareholders of the Company approved the name change of the Company from TrueSport Alliance & Entertainment, Ltd. to ePunk, Inc. and amended Article 1 of its Articles of Incorporation to change the Company’s name to ePunk, Inc.

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

On August 16, 2012, the shareholders and the board of directors of ePunk authorized a 2 for 1 forward stock split. The split was effective as of August 31, 2012. In conjunction with the split, the management team and a former director canceled 19,740,000 shares. All share amounts have been adjusted to reflect the forward split.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of December 31, 2012, has an accumulated deficit of $1,538,356 and negative working capital of $442,198. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management is planning to raise necessary additional funds for working capital through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note B - Discontinued Operations

On October 9, 2013, the Company and TCA Global Credit Master Fund executed an Assignment, Assumption Waiver and Termination Agreement (the "Assignment Agreement") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Under the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral (as defined in the Credit Agreement), (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (ii) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents (as defined therein) and (iii) TCA’s immediately termination of the Credit Agreement and all Loan Documents. As a result, the Company effectively ceased revenue generating activities and on October, 9, 2013, the Company impaired the full value of its fixed and intangible assets. These financial statements reflect the revenue generating activities and related financial statement items as discontinued operations.

Discontinued operations is comprised of the following balance sheet components:

	December 31,	September 30,
	2012	2012
Current assets:
Accounts receivable	$4,353	$-
Inventory	23,741	24,701
Other current assets	66,960	65,265
Total current assets	95,054	89,966

Non current assets:
Property, plant and equipment, net	31,567	34,672
Intangible assets net of $3,274 and $2,827 of amortization, respectively	9,226	9,673
Deposits	17,947	17,947
Total non current assets	58,740	62,292
Total assets	$153,794	$152,258

Current liabilities:
Accounts payable and accrued liabilities	$147,157	$115,884
Accrued interest	8,976	-
Revolving credit facility, net of $173,391 and $265,288 discount, respectively	68,733	34,712
Total current liabilities	$224,866	$150,596

Inventory

Inventory is housed at our storefront, Pacific Coast House of Rides located in Dana Point, California and comprised of finished goods ready for resale and stated at the lower of cost or market, as determined using the average costing method. Sales from www.countyimports.com are drop shipped. Thus, related products are not recognized on the balance sheet of the Company.

Other Current Assets

Other current assets is comprised of $66,911 of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargeback's.

Property, plant and equipment

Property, plant and equipment consisted of the following:

	December 31,	September 30,
	2012	2012
Computer hardware	$3,255	$3,255
Furniture & fixtures	6,343	6,343
Leasehold improvements	8,000	8,000
Rental equipment	25,423	25,423
	43,021	43,021
Accumulated depreciation	(11,454)	(8,349)
Property, plant and equipment, net	$31,567	$34,672

During the three months ended December 31, 2012 and 2011, the Company recognized $3,551 and $940, respectively of depreciation expense.

Revolving Credit Facility

On September 25, 2012, the Company borrowed $300,000 (the "Loan") from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of August 31, 2012 (the "Credit Agreement"), among the Company , Punk Industries Inc. and the Lender. Under the Credit Agreement, the Company may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $300,000. Loaned amounts bear interest at the rate of 11%. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $2,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is in the Lender's sole discretion. The loan matures six months following the Closing Date, unless the date shall be extended pursuant to Section 2.3 of the Credit Agreement or by TCA. The maturity date may also be extended, in the Lender's sole discretion, in connection with an increase in the revolving loan commitment. The loan is guaranteed by Punk Industries. It is also secured by a pledge of substantially all of the assets of Punk Industries.

The Credit Agreement imposes certain restrictions on the Company, including on its ability to (i) incur any Funded Indebtedness (as defined in the Credit Agreement), (ii) incur liens, (iii) make investments, (iv) permit a Change in Control (as defined in the Credit Agreement) or dispose of all or substantially all of its assets, (v) make capital expenditures not in the ordinary course of its business, (vi) issue or distribute capital stock, (vii) make distributions to its shareholders, (viii) engage in any line of business other than the business engaged in on the date of the Credit Agreement and businesses reasonably related thereto, and (ix) enter into transactions with any affiliates except in the ordinary course of business and upon fair and reasonable terms that are no less favorable to the Company than it would obtain in an arm-length's basis with a non-affiliate. Each of these restrictions is subject to certain exceptions, as specified in the Credit Agreement.

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

As set forth in the Credit Agreement, the Company paid certain fees totaling $54,439, including $17,289 towards an insurance policy covering directors and officers and $37,150 of documentary, finders, due diligence and commitment and other fees (together the "Loan Fees") resulting in net proceeds of $245,561 from the initial Revolving Promissory Note with a face amount of $300,000. The Company also issued to the Lender 106,837 shares of its restricted common stock as a fee for corporate advisory and investment banking services provided by the Lender.

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

During the three months ended December 31, 2012, the Company recognized $8,426 of interest expense related to this Note and $91,897 of accretion related to the debt discount. The remaining debt discount of $173,391 will be amortized through February 28, 2013.

Note C –Promissory Notes

Convertible Promissory Notes ("CPN")

As of December 31, 2012, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$769	$5,769
06/21/11	01/21/12	0.10	In default	2,500	306	2,806
06/24/11	01/24/12	0.10	In default	10,000	1,219	11,219
07/14/11	02/14/12	0.10	In default	10,000	1,175	11,175
07/28/11	02/28/12	0.10	In default	10,000	1,144	11,144
08/10/11	02/10/12	0.10	In default	15,262	1,703	16,965
08/19/11	02/19/12	0.10	In default	10,000	1,098	11,098
09/21/11	03/21/12	0.10	In default	21,500	2,205	23,705
10/12/11	04/12/12	0.10	In default	2,900	276	3,176
10/19/11	04/19/12	0.10	In default	7,500	690	8,190
11/09/11	05/09/12	0.10	In default	11,950	1,014	12,964
01/03/12	07/03/12	0.10	In default	11,817	940	12,757
02/27/12	08/27/12	0.10	In default	15,392	1,039	16,431
				$133,821	$13,578	$147,399
Number of shares issuable upon exercise of the above debt upon default						1,473,994

From time to time the Company has issued CPNs all with identical terms, including a maturity date from six to seven months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.10 or $0.20 per share upon default. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each CPN on the commitment date, each CPN contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each CPN. The resulting discount to the Loan is recorded to interest expense upon default. The Company has not received notice from the holder of the defaulted notes to enforce collection. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

During the three months ended December 31, 2012, the Company did not issue any CPNs or recognize interest expense related to the BCF contained in CPN's as none fell into default during the three months ended December 31, 2012. During the three months ended December 31, 2012 and 2011, the Company recognized $2,698 and $5,930, respectively, of interest expense related to the stated interest rate contained in the Company's CPNs.

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note (the "Note") with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with held by the lender. The Note matured six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the Note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 200,000 shares of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount was accreted over the term of the Note, or six months on a straight line basis during our second through fourth quarters of 2012.

On September 27, 2012, the Company repaid $100,000 of the Note by applying $17,859 of the payment to accrued interest and $82,141 to principle.

During the three months ended December 31, 2012, on October 3, 2012, the Company paid an additional $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Note.

During the three months ended December 31, 2012, the Company recognized $2,141 of interest expense related to this note.

Note D - Commitments

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

Note E - Stockholders Equity

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of December 31, 2012.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 46,092,421 shares are issued and outstanding as of December 31, 2012.

On August 16, 2012, the shareholders and the board of directors of the Company authorized a 2 for 1 forward stock split. The split was effective as of August 31, 2012. All share amounts presented in this annual report have been adjusted to reflect the forward split. In conjunction with the split, the management team and a former director canceled 19,740,000 shares.

On February 3, 2012, Jesse Gonzales, Justin Dornan and Frank Drechsler, collectively holding 29,610,000 shares of restricted common stock as of December 31, 2012, entered into separate Lock-Up and Leak-Out Agreements pursuant to which each individual agreed to a lock-up period of 24 months through February 3, 2014. Pursuant to the leak-out provisions, for any month, no dispositions individually and no dispositions in the aggregate, will be allowed in excess of the shareholder's "leak-out allowance" where such term is defined to mean, for any month, no amount on a disposition-by-disposition basis and in the aggregate (for that respective month) which is greater than 1% of the covered securities ("Monthly Maximum Sales Percentage"); however, the Monthly Maximum Sales Percentage shall be increased to 4% if averaged over any consecutive twenty trading-day period (subsequent to the 360th day after the Effective Date any of the following occurs: (i) the median of the daily low and daily high trade price of the Company's common stock shares average is above $0.80; or (ii) the ten lowest trading volume days (by number of shares traded) averages above 300,000 shares traded per day.

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the three months ended December 31, 2012, 68,750 shares of restricted common stock were issued under the Plan. As of December 31, 2012, 783,750 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Cash

No stock was issued for cash during the three months ended December 31, 2012.

During the year ended September 30, 2012, the Company issued 1,282,000 shares of restricted common stock in private transactions in exchange for gross proceeds of $323,400,

Stock Issued in Connection With Debt Issuance

On December 13, 2012, the Company issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share.

During the year ended September 30, 2012, pursuant to the Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. as described above in NOTE D, the Company issued 200,000 shares of restricted common stock and recorded a debt discount related to the issued shares of $70,933.

In connection with the Senior Secured Revolving Credit Facility Agreement between the Company and TCA Global Credit Master Fund, LP dated as of August 31, 2012 as described above in NOTE E, the Company issued 106,837 shares of its restricted common and recorded a debt discount related to the issued shares of $88,235.

Stock Issued upon Conversion of Debt

During the three months ended December 31, 2012, no convertible debt was converted into shares of common stock.

During the year ended September 30, 2012, our convertible promissory note holders converted $322,266, including $311,325 of principle and $10,941 of interest into 3,222,664 shares of common stock at a conversion price of $0.10.

Stock Issued for Services

During the three months ended December 31, 2012, the Company issued 68,750 shares of restricted common stock to three individuals in exchange for services valued at $63,938.

On February 29, 2012, the Company entered into an Advisory Engagement Agreement. Pursuant to the Advisory Engagement Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 2,000,000 shares of restricted common stock upon the completion of certain milestones. Pursuant to the Agreement, through September 30, 2012, the Company issued to Consultant 600,000 shares of restricted common valued at the low bid price on the date of the Agreement or $0.30 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $180,000. No shares have been issued under the Advisory Engagement Agreement during the three months ended December 31, 2012.

On February 15, 2012, the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 500,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 100,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.355 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $35,500. No shares have been issued under the Consulting Agreement during the three months ended December 31, 2012.

On May 15, 2012, the Company's Board approved the issuance of 200,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the year ended September 30, 2012, the Company recognized $56,500 of expense related to this issuance with $56,500 remaining to be expensed. During the three months ended December 31, 2012, the Company recognized $33,900 of expense with $22,600 remaining to be expensed.

During the year ended December 31, 2012, the Company issued 15,000 shares of restricted common stock to our attorney in exchange for services valued at $3,750.

Note F - Subsequent Events

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.

On February 6, 2013, the Company issued 68,181 shares of restricted common stock in exchange for services valued at the price of our common stock on the date the related agreement, or $0.845 per share.

On May 22, 2013, 1) Jesse Gonzales returned and the company canceled 13,000,000 shares of common stock leaving Mr. Gonzales with 75,000 restricted common shares, 2) Justin Dornan returned and the company canceled 100% of Mr. Dornan's holdings or 7,910,000 shares of common stock, and 3) Frank Dreschler returned and the company canceled 100% of Mr. Dreschler's holdings or 5,300,000 shares of common stock.

On May 28, 2013 the Company entered into an operating agreement with San West, Inc. (“San West”), whereby San West will be responsible for operating the Company's County Imports business.

On June 4, 2013, Jesse Gonzales resigned from the Company’s Board of Directors and as the Company’s Chief Executive Officer, and will continue serving as an advisor to the Company's online business.

On June 4, 2013, Justin Dornan resigned from the Company’s Board of Directors and as the Company’s President and acting Chief Financial Officer, and will continue serving as a salesperson.

Effective simultaneously, on June 4, 2013, Sean Clarke was appointed as the Company’s acting Chairman and President.

On October 9, 2013, the Company and TCA Global Credit Master Fund executed an Assignment, Assumption Waiver and Termination Agreement (the "Assignment Agreement") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Under the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral (as defined in the Credit Agreement), (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (ii) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents (as defined therein) and (iii) TCA’s immediately termination of the Credit Agreement and all Loan Documents.

On February 10, 2014, the Company and Blink Technologies entered into a Share Exchange Agreement. As of the date of this report the Share Exchange Agreement has not closed. However, it is the intention of the parties to close this transaction pending the completion of the Company fulfilling its current outstanding SEC reporting requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business

During the period covered by this report, the Company was a distributor of power sports products and accessories, including scooters, street and off-road motorcycles, all-terrain vehicles utility terrain vehicles, karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California.

On October 9, 2013, the Company assigned all of its right, title and interest in the website www.countyimports.com to TCA Global Credit Master Fund as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. As a result, the Company effectively ceased revenue generating activities.

Plan of Operation

We intend to seek, investigate, and, if warranted, effect a business combination with an existing, privately held company. The business combination may be structured as a reverse merger, consolidation, our exchange of stock or any other form which will effectuate the combined entity being a publicly held company. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

We do not propose to restrict our search for any investment opportunity to any particular industry, and may therefore, engage in essentially any business, to the extent of its limited resources.

We intend to seek a business opportunity in the form of firms which (i) have recently commenced operations, (ii) are seeking to develop a new product or service, or (iii) are established businesses.

We may or may not issue securities in any proposed business combination.

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

Results of Operations

Three Months Ended December 31, 2012 Compared with the Three Months Ended December 31, 2011

Revenue, COGS and Gross Profit

	Three Months Ended December 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change
Discontinued operations:
Net sales	$329,453	$226,706	$102,747	45.3%
Cost of sales	225,586	192,164	33,422	17.4%
Gross profit	$103,867	$34,542	$69,325	200.7%

Most revenue was generated through www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Revenues totaled $329,453 for the three months ended December 31, 2012 compared to $226,706 during the three months ended December 31, 2011. Sales increased as a result of bringing CountyImports.com related sales into the Company during 2012. Gross profit increased to $103,867 during the three months ended December 30, 2012 compared to $34,542 during the three months ended December 30, 2011. Gross margin increased to 31.5% during 2012 compared to 15.2% during 2011. Gross margin as a percent of revenue fluctuates due to our short operating history and inconsistent sales patterns.

Operating Expenses

	Three Months Ended December 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change
General and administrative	$40,186	$5,588	$34,598	619.1%
Stock compensation expense	52,500	-	52,500	-
Discontinued operations:
General and administrative	186,613	94,829	91,784	96.8%
Sales and marketing	38,550	17,838	20,712	116.1%
Depreciation and amortization	3,551	940	2,611	277.8%
Stock compensation expense	63,938	-	63,938	-
Total operating expenses	$385,338	$119,195	$266,143	223.3%

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. Excluding stock compensation expense, total operating expenses for the three months ended December 31, 2012 were higher by $149,705 compared to the three months ended December 31, 2011. The Company experienced an increase in all cost categories as a result of ramping up for an anticipated increase in sales.

Other Expense

	Three Months Ended December 31,
	2012	2011
Interest expense - other	$(4,840)	$(5,930)
Discontinued operations:
Interest expense - other	(8,426)
Interest expense - accretion of debt discount	(91,897)	-
Total other expense	$(105,163)	$(5,930)

"Interest expense - other" consists of expense related to the stated interest rate payable on debt due to Amalfi and Gemini. Under Discontinued operations, "Interest expense - other" relates to the interest expense attributable to the TCA loan. "Interest expense - accretion of debt discount" relates to the amortization of the beneficial conversion feature contained in the TCA loan.

Net Loss

As a result of the foregoing, our net loss for the three months ended December 31, 2012 was $386,634 compared to a net loss of $90,583 during the three months ended December 31, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $1,538,356. At December 31, 2012. The Company had current assets of $108,021 and current liabilities totaling $550,219. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

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

Net cash used by operating activities was $71,003 for the three months ended December 31, 2012 compared to $24,758 used by operating activities for the three months ended December 31, 2011.

Net cash used by financing activities was $155,735 for the three months ended December 31, 2012 compared to $5,930 provided by financing activities for the three months ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were not effective, for the quarter covered by this report, to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated there under.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2012, the Company issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share.

On December 13, 2012, the Company issued 68,750 shares of restricted common stock to three individuals in exchange for services valued at $63,938.

The Note and common stock issuances were issued in reliance upon exemptions from registration pursuant to, among others, Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note D - Promissory Notes" and "Note E - Revolving Credit Facility". The Company is currently in default on all outstanding debt, or $475,945 of principal.

Item 6. Exhibits.

Exhibit	Description of Exhibit

10.1	ePunk, Inc. 2012 Stock Incentive Plan (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by the Company on May 31, 2012)

10.2*	Assignment, Assumption Waiver and Termination Agreement between ePunk, Inc. and TCA Global Credit Master Fund, LP.

31.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Director, President and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board and Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Director, President and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*   Filed Herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Technologies, Inc. (Registrant)

Dated: June 5, 2014	By:	/s/ Dean Miller
Dean Miller Chief Executive Officer

By:	/s/ Robert Gilbert
Robert Gilbert Chief Financial Officer