Form 10-Q
period 2013-03-31
Blink Technologies, Inc.
filed 2014-06-05
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Blink Technologies, Inc.
FORM 10-Q

Item 1. Financial Statements.

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$7,051	$226,738
Other current assets	8,644	17,289
Assets from discontinued operations (Note B)	90,652	89,966
Total current assets	106,347	333,993

Assets from discontinued operations	39,807	62,292
Total assets	$146,154	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,325	$15,841
Accrued interest (Note C)	21,078	11,430
Convertible notes payable (Note C)	285,956	133,821
Promissory note (Note C)	100,000	197,859
Liabilities from discontinued operations	418,449	150,596
Total current liabilities	829,808	509,547

Total liabilities	829,808	509,547

Commitments and contingencies (Note D)

Stockholders' deficit (Note E):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2013 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,160,602 and 46,003,671 at March 31, 2013 and September 30, 2012, respectively	4,616	4,600
Deferred stock compensation	-	(56,500)
Additional paid-in capital	1,230,495	1,090,360
Accumulated deficit	(1,918,765)	(1,151,722)
Total stockholders' deficit	(683,654)	(113,262)
Total liabilities and stockholder's deficit	$146,154	$396,285

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	128,933	9,383	221,620	14,971
Operating loss	(128,933)	(9,383)	(221,620)	(14,971)

Non-operating income (expense):
Interest expense - other	(7,499)	(7,239)	(12,339)	(13,169)
Interest expense - accretion of debt discount	-	(65,946)	-	(65,946)
Total non-operating income (expense)	(7,499)	(73,185)	(12,339)	(79,115)
Loss on continuing operations	$(136,432)	$(82,568)	$(233,959)	$(94,086)
Discontinued operations:
Net sales	$111,600	$531,268	$441,053	$757,974
Cost of sales	(68,324)	(470,474)	(293,910)	(662,638)
Operating expenses	(106,634)	(122,404)	(399,286)	(236,011)
Non-operating expenses:
Interest expense - other	(7,227)	-	(15,653)	-
Interest expense - accretion of debt discount	(173,391)	-	(265,288)	-
Loss on Discontinued operations	(243,976)	(61,610)	(533,084)	(140,675)
Net loss	$(380,408)	$(144,178)	$(767,043)	$(234,761)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.003)	$(0.003)	$(0.005)	$(0.003)
Discontinued operations	(0.005)	(0.002)	(0.012)	(0.005)
Total	$(0.008)	$(0.005)	$(0.017)	$(0.008)

Weighted average common shares outstanding - basic	46,132,022	30,048,534	46,093,985	30,028,559

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	2,270,571	1,696,662	2,270,571	1,696,662

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statement of Stockholder's Deficit
For The Six Months Ended March 31, 2013 (Unaudited) and Year Ended September 30, 2012

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128	$-	323,272	$-	323,400
Shares issued upon the conversion of debt	3,222,664	322	-	321,944	-	322,266
Shares issued in exchange for services	915,000	91	(113,000)	332,159	-	219,250
Shares returned from officers	(19,740,000)	(1,974)	-	1,974	-	-
Shares issued in connection with issued debt	306,837	31	-	159,137	-	159,168
Discount on Revolving credit facility due to beneficial conversion feature	-	-	-	152,065	-	152,065
Beneficial conversion feature of convertible promissory notes	-	-	-	103,727	-	103,727
Amortization of deferred stock compensation	-	-	56,500	-	-	56,500
Net loss	-	-	-	-	(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

Shares issued in exchange for services	156,931	16		140,135		140,151
Accretion of debt discount related to the beneficial conversion feature of certain issued debt						-
Amortization of deferred stock compensation			56,500			56,500
Net loss					(767,043)	(767,043)
Balance, March 31, 2013	46,160,602	4,616	$-	$1,230,495	$(1,918,765)	$(683,654)

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2013 and 2012

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Loss on continuing operations	$(233,959)	$(94,086)
Loss on discontinued operations	(533,084)	(140,675)
Reconciliation to net cash provided by (used in) continuing operations:
Depreciation and amortization	7,103	3,180
Amortization of debt discount due to beneficial conversion feature	265,288	65,946
Common stock issued for services	196,651	-
Changes in assets and liabilities:
Accounts receivable	-	(181,158)
Inventory	960	(6,191)
Other current assets	6,999	(5,540)
Deposits	15,382	(6,392)
Accounts payable	49,651	344,911
Accrued interest	8,922	13,169
Net cash (used) provided by operating activities	(216,087)	(6,836)
Cash flows from investing activities:
Capital expenditures, net	-	(26,655)
Net cash used by investing activities	-	(26,655)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	152,135	49,559
Proceeds from promissory notes	2,141	245,000
Payment of promissory notes	(100,000)	-
Proceeds from revolving credit facility	93,650	-
Payments of revolving credit facility	(151,526)	-
Net cash provided by financing activities	(3,600)	294,559
Net increase in cash	(219,687)	261,068
Cash - beginning of period	226,738	18,206
Cash - end of period	$7,051	$279,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for accrued interest	$-	$5,469
Value of common stock issued for debt principle	$-	$116,797
Value of common stock issued for services	$121,551	$-
Value of debt discount recorded for value of shares issued in conncetion with debt	$18,600	$70,933
Value of debt discount recorded for beneficial conversion feature	$265,288	$65,946
Value of stock issued for deferred stock compensation	$56,500	$-

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. (formerly known as ePunk, Inc.) as of March 31, 2013, and for the three and six months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiary, Punk Industries, Inc. (“Punk”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of March 31, 2013, has an accumulated deficit of $1,918,765 and negative working capital of $723,461. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Discontinued operations is comprised of the following balance sheet components:

	March 31,	September 30,
	2013	2012
Current assets:
Inventory	23,741	24,701
Other current assets	66,911	65,265
Total current assets	90,652	89,966

Non current assets:
Property, plant and equipment, net	28,462	34,672
Intangible assets net of $3,720 and $2,827 of amortization, respectively	8,780	9,673
Deposits	2,565	17,947
Total non current assets	39,807	62,292
Total assets	$130,459	$152,258

Current liabilities:
Accounts payable and accrued liabilities	$177,051	$115,884
Accrued interest	(726)	-
Revolving credit facility, net of $0 and $265,288 discount, respectively	242,124	34,712
Total current liabilities	$418,449	$150,596

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

Property, plant and equipment

Property, plant and equipment consisted of the following:

	March 31,	September 30,
	2013	2012
Computer hardware	$3,255	$3,255
Furniture & fixtures	6,343	6,343
Leasehold improvements	8,000	8,000
Rental equipment	25,423	25,423
	43,021	43,021
Accumulated depreciation	(14,559)	(8,349)
Property, plant and equipment, net	$28,462	$34,672

During the three months ended March 31, 2013 and 2012, the Company recognized $3,105 and $1,794, respectively of depreciation expense. During the six months ended March 31, 2013 and 2012, the Company recognized $7,103 and $3,180, respectively of depreciation expense.

Revolving Credit Facility

On September 25, 2012, the Company borrowed $300,000 (the "Loan") from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of August 31, 2012 (the "Credit Agreement"), among the Company, Punk Industries Inc. and the Lender. Under the Credit Agreement, the Company may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $300,000. Loaned amounts bear interest at the rate of 11%. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $2,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is in the Lender's sole discretion. The loan matures six months following the Closing Date, unless the date shall be extended pursuant to Section 2.3 of the Credit Agreement or by TCA. The maturity date may also be extended, in the Lender's sole discretion, in connection with an increase in the revolving loan commitment. The loan is guaranteed by Punk Industries. It is also secured by a pledge of substantially all of the assets of Punk Industries.

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

During the three and six months ended March 31, 2013, the Company recognized $7,226 and $15,652, respectively of interest expense related to this Note and $173,391 and $265,288, respectively of accretion related to the debt discount.

Note C –Promissory Notes

Convertible Promissory Notes ("CPN")

As of March 31, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$868	$5,868
06/21/11	01/21/12	0.10	In default	2,500	356	2,856
06/24/11	01/24/12	0.10	In default	10,000	1,416	11,416
07/14/11	02/14/12	0.10	In default	10,000	1,372	11,372
07/28/11	02/28/12	0.10	In default	10,000	1,341	11,341
08/10/11	02/10/12	0.10	In default	15,263	2,004	17,267
08/19/11	02/19/12	0.10	In default	10,000	1,295	11,295
09/21/11	03/21/12	0.10	In default	21,500	2,629	24,129
10/12/11	04/12/12	0.10	In default	2,900	333	3,233
10/19/11	04/19/12	0.10	In default	7,500	838	8,338
11/09/11	05/09/12	0.10	In default	11,950	1,249	13,199
01/03/12	07/03/12	0.10	In default	11,817	1,173	12,990
02/27/12	08/27/12	0.10	In default	15,392	1,343	16,735
01/09/13	06/09/13	0.20	Current	75,021	1,332	76,353
02/08/13	08/08/13	0.20	Current	41,928	470	42,397
03/18/13	09/15/13	0.20	Current	35,185	100	35,285
				$285,956	$18,119	$304,074
Number of shares issuable upon exercise of the above debt upon default						2,270,565

From time to time the Company has issued CPNs all with identical terms, including a maturity date six to seven months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.10 or $0.20 per share upon default. The conversion privilege provides for net share settlement only. Pursuant to ASC 470-20-25-5, the Company determined that due to the market price of the Company's common stock being greater than the conversion price contained in each CPN on the commitment date, each CPN contained a beneficial conversion feature (“BCF”) with an intrinsic value in excess of the face amount of each CPN. The resulting discount to the Loan is recorded to interest expense upon default. The Company has not received notice from the holder of the defaulted notes to enforce collection. The Company communicates regularly with the holder who has not expressed a desire to force collection at this time.

During the six months ended March 31, 2013, the Company issued three CPNs totaling $152,134.

During the three months ended March 31, 2013 and 2012, the Company recognized $0 and $57,118 as interest expense related to the debt discount arising from the beneficial conversion feature of CPN's entering default status. During the six months ended March 31, 2013 and 2012, the Company recognized $0 and $57,118 as interest expense related to the debt discount.

During the three months ended March 31, 2013 and 2012, interest expense related to the stated interest rate contained in the Company's CPNs totaled $4,541 and $6,227, respectively. During the six months ended March 31, 2013 and 2012, interest expense totaled $7,239 and $12,156, respectively.

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

During the six months ended March 31, 2013, on October 3, 2012, the Company paid an additional $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Note.

During the three months ended March 31, 2013 and 2012, the Company recognized $2,959 and $1,103 of interest expense related to this note. During the six months ended March 31, 2013 and 2012, the Company recognized $5,100 and $1,103 of interest expense related to this note. As of March 31, 2013, accrued interest on this note was $2,959.

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

Note E - Stockholders Equity

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of March 31, 2013.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 46,160,602 shares are issued and outstanding as of March 31, 2013.

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

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the six months ended March 31, 2013, 136,931 shares of restricted common stock were issued under the Plan. As of March 31, 2013, 851,931 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Cash

No stock was issued for cash during the six months ended March 31, 2013.

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

Stock Issued upon Conversion of Debt

During the six months ended March 31, 2013, no convertible debt was converted into shares of common stock.

During the year ended September 30, 2012, our convertible promissory note holders converted $322,266, including $311,325 of principle and $10,941 of interest into 3,222,664 shares of common stock at a conversion price of $0.10.

Stock Issued for Services

During the six months ended March 31, 2013, the Company issued 136,931 shares of restricted common stock to four individuals in exchange for services valued at $121,550.

On February 29, 2012, the Company entered into an Advisory Engagement Agreement. Pursuant to the Advisory Engagement Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 2,000,000 shares of restricted common stock upon the completion of certain milestones. Pursuant to the Agreement, through September 30, 2012, the Company issued to Consultant 600,000 shares of restricted common valued at the low bid price on the date of the Agreement or $0.30 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $180,000. No shares have been issued under the Advisory Engagement Agreement during the six months ended March 31, 2013.

On February 15, 2012, the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 500,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 100,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.355 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $35,500. No shares have been issued under the Consulting Agreement during the six months ended March 31, 2013.

On May 15, 2012, the Company's Board approved the issuance of 200,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the year ended September 30, 2012, the Company recognized $56,500 of expense related to this issuance with $56,500 remaining to be expensed. During the six months ended March 31, 2013, the Company recognized $56,500 of expense related to this issuance.

During the year ended September 30, 2012, the Company issued 15,000 shares of restricted common stock to our attorney in exchange for services valued at $3,750.

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

On May 28, 2013 the Company entered into an operating agreement with San West, Inc. (“San West”), whereby San West will be responsible for operating the Company’s County Imports business.

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

Results of Operations

Three and Six Months Ended March 31, 2013 Compared with the Three and Six Months Ended March 31, 2012

Revenue, COGS and Gross Profit

	Three Months Ended March 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Discontinued operations:
Net sales	$111,600	$531,268	$(419,668)	-79.0%
Cost of sales	68,324	470,474	(402,150)	-85.5%
Gross profit	$43,276	$60,794	$(17,518)	-28.8%

	Six Months Ended March 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Discontinued operations:
Net sales	$441,053	$757,974	$(316,921)	-41.8%
Cost of sales	293,910	662,638	(368,728)	-55.6%
Gross profit	$147,143	$95,336	$51,807	54.3%

Most revenue was generated through www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Sales decreased as a result of the inability of the Company's prior management, led by Jesse Gonzales, former CEO and Justin Dornan, former CFO, to fulfill orders in a timely manner resulting in the loss of confidence by potential customers. Gross margin fluctuated due to inconsistent sales patterns and product mix.

Operating Expenses

	Three Months Ended March 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$106,333	$9,383	$96,950	1033.3%
Stock compensation expense	22,600	-	22,600	-
Discontinued operations:
General and administrative	19,629	87,287	(67,658)	-77.5%
Sales and marketing	25,841	32,876	(7,035)	-21.4%
Depreciation and amortization	3,551	2,241	1,310	58.5%
Stock compensation expense	57,613	-	57,613	-
Total operating expenses	$235,567	$131,787	$103,780	78.7%

	Six Months Ended March 31,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$146,520	$14,971	$131,549	878.7%
Stock compensation expense	75,100	-	75,100	-
Discontinued operations:
General and administrative	206,240	182,117	24,123	13.2%
Sales and marketing	64,392	50,714	13,678	27.0%
Depreciation and amortization	7,103	3,180	3,923	123.4%
Stock compensation expense	121,551	-	121,551	-
Total operating expenses	$620,906	$250,982	$369,924	147.4%

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. Excluding stock compensation expense, total operating expenses for the three and six months ended March 31, 2013 were higher by $23,567 and $173,273, respectively compared to the three and months ended March 31, 2012. The Company experienced an increase in operating expenses as a result of ramping up for an anticipated increase in sales and former management's' inability to timely reduce costs once the anticipated sales increase failed to materialize.

Other Expense

	Three Months Ended March 31,
	2013	2012
Interest expense - other	$(7,499)	$(7,239)
Interest expense - accretion of debt discount	-	(65,946)
Discontinued operations:
Interest expense - other	(7,227)	-
Interest expense - accretion of debt discount	(173,991)	-
Total other expense	$(188,717)	$(73,185)

	Six Months Ended March 31,
	2013	2012
Interest expense - other	$(12,339)	$(13,169)
Interest expense - accretion of debt discount	-	(65,946)
Discontinued operations:
Interest expense - other	(15,653)	-
Interest expense - accretion of debt discount	(265,288)	-
Total other expense	$(293,280)	$(79,115)

"Interest expense - other" consists of expense related to the stated interest rate payable on debt due to Amalfi and Gemini. "Interest expense - accretion of debt discount" represents amortization of the debt discount related to the beneficial conversion feature of the Amalfi and Gemini debt. Discontinued operations related "interest expense - other" and "interest expense - accretion of debt discount" is attributable to the TCA loan.

Net Loss

As a result of the foregoing, our net loss for the three and six months ended March 31, 2013 was $380,408 and $767,043, respectively compared to a net loss of $144,178 and $234,761 during the three and six months ended March 31, 2012.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $1,918,765. At March 31, 2013. The Company had current assets of $106,347 and current liabilities totaling $829,808. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

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

Net cash used by operating activities was $216,087 for the six months ended March 31, 2013 compared to $6,836 used by operating activities for the six months ended March 31, 2012.

Net cash used by financing activities was $3,600 for the six months ended March 31, 2013 compared to $294,559 provided by financing activities for the six months ended March 31, 2012.

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

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note D - Promissory Notes" and "Note E - Revolving Credit Facility". The Company is currently in default on outstanding debt totaling $475,946 of principal.

Item 6. Exhibits.

Exhibit	Description of Exhibit

10.1	ePunk, Inc. 2012 Stock Incentive Plan (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by the Company on May 31, 2012).

10.2
Assignment, Assumption Waiver and Termination Agreement between ePunk, Inc. and TCA Global Credit Master Fund, LP (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended December 31, 2012).

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
_______
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