Form 10-Q
period 2013-06-30
Blink Technologies, Inc.
filed 2014-06-05
CIK 1418452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Blink Technologies, Inc.
FORM 10-Q

Item 1.  Financial Statements.

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,742	$226,738
Other current assets	4,322	17,289
Assets from discontinued operations (Note B)	66,911	89,966
Total current assets	73,975	333,993

Assets from discontinued operations	36,256	62,292
Total assets	$110,231	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,497	$15,841
Accrued interest (Note C)	30,205	11,430
Convertible notes payable (Note C)	344,809	133,821
Promissory note (Note C)	100,000	197,859
Liabilities from discontinued operations	435,537	150,596
Total current liabilities	918,048	509,547

Total liabilities	918,048	509,547

Commitments and contingencies (Note D)

Stockholders' deficit (Note E):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2013 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 19,950,602 and 46,003,671 at June 30, 2013 and September 30, 2012, respectively	1,995	4,600
Deferred stock compensation	-	(56,500)
Additional paid-in capital	1,308,137	1,090,360
Accumulated deficit	(2,117,949)	(1,151,722)
Total stockholders' deficit	(807,817)	(113,262)
Total liabilities and stockholder's deficit	$110,231	$396,285

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	9,569	272,105	231,189	287,076
Total operating expenses	9,569	272,105	231,189	287,076
Operating loss	(9,569)	(272,105)	(231,189)	(287,076)

Non-operating income (expense):
Interest expense - other	(9,127)	(11,453)	(21,466)	(24,622)
Interest expense - accretion of debt discount	(75,021)	(72,366)	(75,021)	(138,312)
Total non-operating income (expense)	(84,148)	(83,819)	(96,487)	(162,934)
Loss on continuing operations	$(93,717)	$(355,924)	$(327,676)	$(450,010)
Discontinued operations:
Net sales	$39,892	$672,438	$480,945	$1,430,412
Cost of sales	(56,014)	(564,774)	(349,925)	(1,227,412)
Operating expenses	(82,038)	(270,898)	(481,323)	(506,909)
Non-operating expenses:
Interest expense - other	(7,307)	-	(22,960)	-
Interest expense - accretion of debt discount	-	-	(265,288)	-
Loss on Discontinued operations	(105,467)	(163,234)	(638,551)	(303,909)
Net loss	$(199,184)	$(519,158)	$(966,227)	$(753,919)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.003)	$(0.011)	$(0.008)	$(0.015)
Discontinued operations	(0.003)	(0.005)	(0.015)	(0.010)
Total	$(0.006)	$(0.016)	$(0.023)	$(0.025)

Weighted average common shares outstanding - basic	34,958,520	31,887,040	42,382,020	30,647,403

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	2,608,860	710,015	2,608,860	710,015

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statement of Stockholder's Deficit
For The Nine Months Ended June 30, 2013 (Unaudited) and Year Ended September 30, 2012

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128	$-	323,272	$-	323,400
Shares issued upon the conversion of debt	3,222,664	322	-	321,944	-	322,266
Shares issued in exchange for services	915,000	91	(113,000)	332,159	-	219,250
Shares returned from officers	(19,740,000)	(1,974)	-	1,974	-	-
Shares issued in connection with issued debt	306,837	31	-	159,137	-	159,168
Discount on Revolving credit facility due to beneficial conversion feature	-	-	-	152,065	-	152,065
Beneficial conversion feature of convertible promissory notes	-	-	-	103,727	-	103,727
Amortization of deferred stock compensation	-	-	56,500	-	-	56,500
Net loss	-	-	-	-	(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

Shares issued in exchange for services	156,931	16		140,135		140,151
Shares returned from former officers	(26,210,000)	(2,621)		2,621		-
Accretion of debt discount related to the beneficial conversion feature of certain issued debt				75,021		75,021
Amortization of deferred stock compensation			56,500			56,500
Net loss					(966,227)	(966,227)
Balance, June 30, 2013	19,950,602	1,995	$-	$1,308,137	$(2,117,949)	$(807,817)

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2013 and 2012

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Loss on continuing operations	$(327,676)	$(450,010)
Loss on discontinued operations	(638,551)	(303,909)
Reconciliation to net cash provided by (used in) continuing operations:
Depreciation and amortization	10,654	6,375
Amortization of debt discount due to beneficial conversion feature	340,309	138,312
Common stock issued for services	196,651	238,100
Changes in assets and liabilities:
Accounts receivable	-	1,136
Inventory	24,701	(16,338)
Other current assets	11,321	(34,236)
Deposits	15,382	(6,392)
Accounts payable	62,605	156,999
Accrued interest	25,355	24,215
Net cash (used) provided by operating activities	(279,249)	(245,748)
Cash flows from investing activities:
Capital expenditures, net	-	(40,521)
Net cash used by investing activities	-	(40,521)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	210,988	49,559
Proceeds from promissory notes	2,141	245,000
Payment of promissory notes	(100,000)	-
Proceeds from revolving credit facility	93,650	-
Payments of revolving credit facility	(151,526)	-
Net cash provided by financing activities	55,253	294,559
Net increase in cash	(223,996)	8,290
Cash - beginning of period	226,738	18,206
Cash - end of period	$2,742	$26,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for accrued interest	$-	$10,941
Value of common stock issued for debt principle	$-	$311,325
Value of common stock issued for services	$121,551	$238,100
Value of debt discount recorded for value of shares issued in conncetion with debt	$18,600	$70,933
Value of debt discount recorded for beneficial conversion feature	$340,309	$76,518
Value of stock issued for deferred stock compensation	$56,500	$56,500

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. (formerly known as ePunk, Inc.) as of June 30, 2013, and for the three and nine months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiary, Punk Industries, Inc. (“Punk”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

On June 4, 2013, Jesse Gonzales resigned from the Company’s Board of Directors and as the Company’s Chief Executive Officer. Also on June 4, 2013, Justin Dornan resigned from the Company’s Board of Directors and as the Company’s President and acting Chief Financial Officer. Effective simultaneously, on June 4, 2013, Sean Clarke was appointed as the Company’s acting Chairman and President.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of June 30, 2013, has an accumulated deficit of $2,117,949 and negative working capital of $844,073. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Discontinued operations is comprised of the following balance sheet components:

	June 30,	September 30,
	2013	2012
Current assets:
Inventory	-	24,701
Other current assets	66,911	65,265
Total current assets	66,911	89,966

Non current assets:
Property, plant and equipment, net	25,357	34,672
Intangible assets net of $4,166 and $2,827 of amortization, respectively	8,334	9,673
Deposits	2,565	17,947
Total non current assets	36,256	62,292
Total assets	$103,167	$152,258

Current liabilities:
Accounts payable and accrued liabilities	$186,832	$115,884
Accrued interest	6,581	-
Revolving credit facility, net of $0 and $265,288 discount, respectively	242,124	34,712
Total current liabilities	$435,537	$150,596

Inventory

Inventory was housed at our storefront, Pacific Coast House of Rides located in Dana Point, California and comprised of finished goods ready for resale and stated at the lower of cost or market, as determined using the average costing method. Sales from www.countyimports.com are drop shipped. Thus, related products are not recognized on the balance sheet of the Company.

Other Current Assets

Other current assets is comprised of $66,911 of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargeback's.

Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30,	September 30,
	2013	2012

Computer hardware	$3,255	$3,255
Furniture & fixtures	6,343	6,343
Leasehold improvements	8,000	8,000
Rental equipment	25,423	25,423
	43,021	43,021
Accumulated depreciation	(17,664)	(8,349)
Property, plant and equipment, net	$25,357	$34,672

During the three months ended June 30, 2013 and 2012, the Company recognized $3,105 and $2,749, respectively of depreciation expense. During the nine months ended June 30, 2013 and 2012, the Company recognized $10,654 and $6,375, respectively of depreciation expense.

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

During the three and nine months ended June 30, 2013, the Company recognized $7,307 and $22,959, respectively of interest expense related to this Note and $0 and $265,288, respectively of accretion related to the debt discount.

Note C –Promissory Notes

Convertible Promissory Notes ("CPN")

As of June 30, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	968	$5,968
06/21/11	01/21/12	0.10	In default	2,500	405	2,905
06/24/11	01/24/12	0.10	In default	10,000	1,615	11,615
07/14/11	02/14/12	0.10	In default	10,000	1,572	11,572
07/28/11	02/28/12	0.10	In default	10,000	1,541	11,541
08/10/11	02/10/12	0.10	In default	15,263	2,308	17,571
08/19/11	02/19/12	0.10	In default	10,000	1,495	11,495
09/21/11	03/21/12	0.10	In default	21,500	3,058	24,558
10/12/11	04/12/12	0.10	In default	2,900	391	3,291
10/19/11	04/19/12	0.10	In default	7,500	988	8,488
11/09/11	05/09/12	0.10	In default	11,950	1,488	13,438
01/03/12	07/03/12	0.10	In default	11,817	1,409	13,226
02/27/12	08/27/12	0.10	In default	15,392	1,650	17,042
01/09/13	06/09/13	0.20	In default	75,021	2,828	77,849
02/08/13	08/08/13	0.20	Current	41,928	1,305	43,233
03/18/13	09/15/13	0.20	Current	35,185	802	35,987
05/22/13	11/22/13	0.20	Current	33,853	289	34,142
06/04/13	12/04/13	0.20	Current	25,000	142	25,142
				$344,809	$24,254	$369,063
Number of shares issuable upon exercise of the above debt upon default						2,608,860

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

During the three and nine months ended June 30, 2013, the Company issued CPNs totaling $58,852 and $210,986, respectively.

During the three months ended June 30, 2013 and 2012, the Company recognized $75,021 and $19,400 as interest expense related to the debt discount arising from the beneficial conversion feature of CPN's entering default status. During the nine months ended June 30, 2013 and 2012, the Company recognized $75,021 and $76,518 as interest expense related to the debt discount.

During the three months ended June 30, 2013 and 2012, interest expense related to the stated interest rate contained in the Company's CPNs totaled $6,135 and $2,669, respectively. During the nine months ended June 30, 2013 and 2012, interest expense totaled $13,374 and $14,825, respectively.

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

During the nine months ended June 30, 2013, on October 3, 2012, the Company paid an additional $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Note.

During the three months ended June 30, 2013 and 2012, the Company recognized $2,992 and $8,377 of interest expense related to this note. During the nine months ended June 30, 2013 and 2012, the Company recognized $8,092 and $9,390 of interest expense related to this note. As of June 30, 2013, accrued interest on this note was $5,951.

Note D - Commitments

On March 22, 2012, the Company entered into a lease for real property located at 1060 Calle Negocio, Suite B, San Clemente, CA 92673. The space includes 6,540 square feet of office and industrial space to be used for warehousing and fulfillment activities. The term of the lease was one year from May 1, 2012 through April 30, 2013 at a monthly cost of $5,332. Upon execution of the lease the company paid the first month's rent and deposit of the same amount or $10,464.

Note E - Stockholders Equity

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of June 30, 2013.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 19,950,602 shares are issued and outstanding as of June 30, 2013.

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

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the nine months ended June 30, 2013, 136,931 shares of restricted common stock were issued under the Plan. As of June 30, 2013, 851,931 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Cash

No stock was issued for cash during the nine months ended June 30, 2013.

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

Stock Issued upon Conversion of Debt

During the nine months ended June 30, 2013, no convertible debt was converted into shares of common stock.

During the year ended September 30, 2012, our convertible promissory note holders converted $322,266, including $311,325 of principle and $10,941 of interest into 3,222,664 shares of common stock at a conversion price of $0.10.

Stock Issued for Services

During the three and nine months ended June 30, 2013, the Company issued 0 and 136,931, respectively of shares of restricted common stock to four individuals in exchange for services valued at $121,550.

On February 29, 2012, the Company entered into an Advisory Engagement Agreement. Pursuant to the Advisory Engagement Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 2,000,000 shares of restricted common stock upon the completion of certain milestones. Pursuant to the Agreement, through September 30, 2012, the Company issued to Consultant 600,000 shares of restricted common valued at the low bid price on the date of the Agreement or $0.30 per share.  The Company recorded stock compensation during the year ended September 30, 2012 of $180,000. No shares have been issued under the Advisory Engagement Agreement during the nine months ended June 30, 2013.

On February 15, 2012, the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 500,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 100,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.355 per share.  The Company recorded stock compensation during the year ended September 30, 2012 of $35,500. No shares have been issued under the Consulting Agreement during the nine months ended June 30, 2013.

On May 15, 2012, the Company's Board approved the issuance of 200,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the year ended September 30, 2012, the Company recognized $56,500 of expense related to this issuance with $56,500 remaining to be expensed. During the nine months ended June 30, 2013, the Company recognized $56,500 of expense related to this issuance.

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

Results of Operations

Three and Nine Months Ended June 30, 2013 Compared with the Three and Nine Months Ended June 30, 2012

Revenue, COGS and Gross Profit

	Three Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Discontinued operations:
Net sales	$39,892	$672,438	$(632,546)	-94.1%
Cost of sales	56,014	564,774	(508,760)	-90.1%
Gross profit	$(16,122)	$107,664	$(123,786)	-115.0%

	Nine Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Discontinued operations:
Net sales	$480,945	$1,430,412	$(949,467)	-66.4%
Cost of sales	349,925	1,227,412	(877,487)	-71.5%
Gross profit	$131,020	$203,000	$(71,980)	-35.5%

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

Operating Expenses

	Three Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$9,569	$34,005	$(24,436)	-71.9%
Stock compensation expense	-	238,100	(238,100)	-
Discontinued operations:
General and administrative	51,482	196,893	(145,411)	-73.9%
Sales and marketing	27,005	70,810	(43,805)	-61.9%
Depreciation and amortization	3,551	3,195	356	11.1%
Stock compensation expense	-	-	-	-
Total operating expenses	$91,607	$543,003	$(451,396)	-83.1%

	Nine Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$156,089	$48,976	$107,113	218.7%
Stock compensation expense	75,100	238,100	(163,000)	-
Discontinued operations:
General and administrative	257,721	379,010	(121,289)	-32.0%
Sales and marketing	91,397	121,524	(30,127)	-24.8%
Depreciation and amortization	10,654	6,375	4,279	67.1%
Stock compensation expense	121,551	-	121,551	-
Total operating expenses	$712,512	$793,985	$(81,473)	-10.3%

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. Excluding stock compensation expense, total operating expenses for the three and nine months ended June 30, 2013 were lower by $213,296 and $40,024, respectively compared to the three and nine months ended June 30, 2012.  The Company experienced a significant decrease in operating expenses during the current quarter, which also caused a nine month year-over-year decrease, as a result of executing restructuring initiatives designed to improve effectiveness and efficiency.

Other Expense

	Three Months Ended June 30,
	2013	2012
Interest expense - other	$(9,127)	$(11,453)
Interest expense - accretion of debt discount	(75,021)	(72,366)
Discontinued operations:
Interest expense - other	(7,307)	-
Interest expense - accretion of debt discount	-	-
Total other expense	$(91,455)	$(83,819)

	Nine Months Ended June 30,
	2013	2012
Interest expense - other	$(21,466)	$(24,622)
Interest expense - accretion of debt discount	(75,021)	(138,312)
Discontinued operations:
Interest expense - other	(22,960)	-
Interest expense - accretion of debt discount	(265,288)	-
Total other expense	$(384,735)	$(162,934)

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

Net Loss

As a result of the foregoing, our net loss for the three and nine months ended June 30, 2013 was $199,184 and $966,227, respectively compared to a net loss of $519,158 and $753,919 during the three and nine months ended June 30, 2012.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $2,117,949. At June 30, 2013. The Company had current assets of $73,975 and current liabilities totaling $918,048. We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

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

Net cash used by operating activities was $279,248 for the nine months ended June 30, 2013 compared to $245,748 used by operating activities for the nine months ended June 30, 2012.

Net cash used by investing activities was $0 for the nine months ended June 30, 2013 compared to $40,521 used by investing activities for the nine months ended June 30, 2012.

Net cash provided by financing activities was $55,252 for the nine months ended June 30, 2013 compared to $294,559 provided by financing activities for the nine months ended June 30, 2012.

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

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note D - Promissory Notes" and "Note E - Revolving Credit Facility". The Company is currently in default on outstanding debt totaling $550,967 of principal.

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