Form 10-Q/A
period 2012-12-31
Blink Technologies, Inc.
filed 2014-07-11
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   At June 25, 2014 the registrant had outstanding 43,950,602 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

EXPLANATORY NOTE

This 10-Q is being amended to amend certain portions of the Notes to the Condensed Consolidated Financial Statements   and the Management's Discussion and Analysis of Financial Condition and   Results of Operations .

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not , unless noted by date, reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

2

Blink Technologies, Inc.

FORM 10-Q

Item 1.   Financial Statements.

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$226,738
Other current assets	12,967	17,289
Total current assets	12,967	244,027

Assets from discontinued operations	153,794	152,258
Total assets	$166,761	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$2,633	$-
Accounts payable and accrued liabilities	75,321	15,841
Accrued interest	13,578	11,430
Convertible notes payable	133,821	133,821
Promissory note	100,000	197,859
Liabilities from discontinued operations	224,866	150,596
Total current liabilities	550,219	509,547

Total liabilities	550,219	509,547

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2012 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,092,421 and 46,003,671 at December 31, 2012 and September 30, 2012, respectively	4,609	4,600
Deferred stock compensation	(22,600)	(56,500)
Additional paid-in capital	1,172,889	1,090,360
Accumulated deficit	(1,538,356)	(1,151,722)
Total stockholders' deficit	(383,458)	(113,262)
Total liabilities and stockholder's deficit	$166,761	$396,285

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and dministrative	92,686	5,588
Operating loss	(92,686)	(5,588)

Other income (expense):
Interest expense	(4,840)	(5,930)
Loss from continuing operations	(97,526)	(11,518)
Income tax provision (benefit)	-	-
Net loss from continuing operations	(97,526)	(11,518)

Loss from discontinued operations	(289,108)	(79,065)
Net loss	(386,634)	(90,583)

Basic and diluted loss per common share:
Continuing operations	$(0.002)	$(0.000)
Discontinued operations	(0.006)	(0.003)
Total	$(0.008)	$(0.003)

Weighted average common shares outstanding - basic	46,057,164	30,008,585

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	1,473,994	32,936,332

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended December 31,
Cash flows from operating activities:	2012	2011
Loss on continuing operations	$(97,526)	$(11,518)
Loss on discontinued operations	(289,108)	(79,065)
Reconciliation to net cash provided by (used in) continuing operations:
Depreciation and amortization	3,551	940
Accretion of debt discount	91,897	-
Common stock issued for services	116,438	-
Changes in assets and liabilities:
Accounts receivable	(4,353)	8
Inventory	960	(9,679)
Other current assets	2,628	-
Deposits	-	(1,160)
Accounts payable	93,386	74,109
Accrued interest	11,124	5,930
Net cash used by operating activities	(71,003)	(20,435)
Cash flows from investing activities:
Capital expenditures, net	-	(8,754)
Net cash used by investing activities	-	(8,754)
Net cash provided by financing activities:
Proceeds from convertible promissory notes	-	22,350
Proceeds from promissory notes	2,141	-
Payment of promissory note	(100,000)	-
Proceeds from revolving credit facility	93,650	-
Payments of revolving credit facility	(151,526)	-
Net cash (used in) provided by financing activities	(155,735)	22,350
Net increase (decrease) in cash	(226,738)	(6,839)
Cash - beginning of period	226,738	18,206
Cash - end of period	$-	$11,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for services	$82,538	$-
Value of debt discount recorded for beneficial conversion feature	$91,897	$-
Value of stock issued for deferred stock compensation	$33,900	$-

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

Note A – Organization and Going Concern

Organization

Blink Technologies, Inc. (fka ePunk, Inc.) was originally incorporated under the laws of the State of Delaware on April 27, 2007 as Sewell Ventures, Inc. On January 29, 2010, the Company was re-domiciled to the State of Nevada.

On February 10, 2014, the Company entered into a Share Exchange Agreement with Blink Technologies, Inc., a Nevada corporation whereby the Company has agreed to issue, on a pro rata basis, a total of 24,000,000 shares of the Company’s common stock, which will represent 54.98% of the post-closing issued and outstanding shares of the Company, in exchange for all of the issued and outstanding common share capital of Blink Technologies. Blink Technologies is based in Silicon Valley and is focused on delivering consumer technology solutions that enhance and expand the experiences people enjoy every-day while using essential electronic devices such as smartphones, tablets, and TVs. On June 26, 2014, the Company issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc. , dated February 10, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.   In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of December 31, 2012, has an accumulated deficit of $1,538,356 and negative working capital of $537,252. The Company will continue to use capital and may not be profitable for the foreseeable future.   These factors raise doubt about the ability of the Company to continue as a going concern.   In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Note B – Discontinued Operations

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

Discontinued operations are comprised of the following balance sheet components:

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

Revolving Credit Facility

On September 25, 2012, the Company borrowed $300,000 (the "Loan") from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of the Senior Secured Revolving Credit Facility Agreement, dated as of August 31, 2012 (the "Credit Agreement"), among the Company and the Lender. Under the Credit Agreement, the Company may borrow up to an amount equal to the lesser of 80% of its Eligible Accounts (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $300,000. Loaned amounts bear interest at the rate of 11%.

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

On October 9, 2013, the Company and TCA Global Credit Master Fund executed an Assignment, Assumption Waiver and Termination Agreement as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Pursuant to the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral, (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (ii i ) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents and (i v ) TCA’s immediately termination of the Credit Agreement and all Loan Documents.

During the three months ended December 31, 2012, the Company recognized $8,426 of interest expense related to this Note and $91,897 of accretion related to the debt discount. The remaining debt discount of $173,391 will be amortized through February 28, 2013.

Note C – Promissory Notes

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

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note (the "Note") with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and withheld by the lender. The Note matured six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the Note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 200,000 shares of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount was accreted over the term of the Note, or six months on a straight line basis during our second through fourth quarters of 2012.

During the three months ended December 31, 2012, on October 3, 2012, the Company paid $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Note.

During the three months ended December 31, 2012, the Company recognized $2,141 of interest expense related to this note.

Note D – Commitments

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

During the three-months ended December 31, 2012, the Company issued 15,000 shares of restricted common stock to our attorney in exchange for services valued at $3,750.

Note F – Subsequent Events

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

On February 10, 2014, the Company entered into a Share Exchange Agreement with Blink Technologies, Inc. (“Blink”) , a Nevada corporation whereby t he Company has agreed to issue, on a pro rata basis, a total of 24,000,000 shares of the Company ’s common stock, which will represent 54.98% of the post-closing issued and outstanding shares of the Company , in exchange for all of the issued and outstanding common share capital of Blink. As a result of the change in control, Blink has been deemed the accountin g acquirer resulting in a recapitalization of equity and all future financial presentation being that of Blink’s historical operation s. On June 26, 2014, the Company issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc., dated February 10, 2014.

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

Business

During the period covered by this report, we were a distributor of power sports products and accessories, including scooters, street and off-road motorcycles, all-terrain vehicles utility terrain vehicles, karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California.

On October 9, 2013, we assigned all of our right, title and interest in the website www.countyimports.com to TCA Global Credit Master Fund as a result of the default by our Company under the Credit Agreement for failure to make principle and interest payments. As a result, we effectively ceased revenue generating activities.

On February 10, 2014, w e entered into a Share Exchange Agreement with Blink Technologies, Inc., a Nevada corporation whereby we agreed to issue, on a pro rata basis, a total of 24,000,000 shares of our common stock, which will represent 54.98% of the post-closing issued and outstanding shares our c ompany, in exchange for all of the issued and outstanding common share capital of Blink Technologies. On June 26, 2014, we issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc., dated February 10, 2014.

Plan of Operation

Blink Technologies is based in Silicon Valley and is focused on delivering consumer technology solutions that enhance and expand the experiences people enjoy every-day while using essential electronic devices such as smartphones, tablets, and TVs. Our long-term business strategy is to design, deliver, and support integrated data collection, aggregation, management, and content streaming solutions that include consumer electronic data computing devices complemented by innovative software-as-a-solution (SaaS), subscription-based data management applications. While we launched BiggiFi streaming media player into the domestic streaming media market in October 2013 ,   manag e ment ’s future business plan will focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance .

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

Revenues totaled $329,453 for the three months ended December 31, 2012 compared to $226,706 during the three months ended December 31, 2011. Most revenue was generated through www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Sales increased as a result of bringing CountyImports.com related sales into our company during 2012. Gross profit increased to $103,867 during the three months ended December 30, 2012 compared to $34,542 during the three months ended December 30, 2011. Gross margin increased to 31.5% during 2012 compared to 15.2% during 2011. Gross margin as a percent of revenue fluctuates due to our short operating history and inconsistent sales patterns.

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

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. Excluding stock compensation expense, total operating expenses for the three months ended December 31, 2012 were higher by $149,705 compared to the three months ended December 31, 2011.   We experienced an increase in all cost categories as a result of ramping up for and anticipated increase in sales.

Other Expense

	Three Months Ended December 31,
	2012	2011
Interest expense - other	$(4,840)	$(5,930)
Discontinued operations:
Interest expense - other	(8,426)
Interest expense - accretion of debt discount	(91,897)	-
Total other expense	$(105,163)	$(5,930)

Interest expense - other consists of expense related to the stated interest rate payable on debt due to Amalfi. Discontinued operations related interest expense is attributable to the TCA loan. Interest expense - accretion of debt discount relates to the amortization of the beneficial conversion feature contained in the TCA loan.

Net Loss

As a result of the foregoing, our net loss for the three months ended December 31, 2012 was $386,634 compared to a net loss of $90,583 during the three months ended December 31, 2011.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $1,538,356. As of December 31, 2012, we had current assets of $12,967 and current liabilities totaling $550,219. We expect to incur losses into the foreseeable future.   These conditions raise substantial doubt about our ability to continue as a going concern.   Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.   To date, we have   financed our expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

Management is planning to raise necessary additional funds for working and growth capital through loans and additional sales of its common stock. However, there is no assurance that we will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should we be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access.

Net cash used by operating activities was $71,003 for the three months ended December 31, 2012 compared to $20,435 used by operating activities for the three months ended December 31, 2011.

Net cash used by investing activities was $ 0 for the three months ended December 31, 2012 compared to $ 8,754 used by investing activities for the three months ended December 31, 2011.

Net cash used by financing activities was $155,735 for the three months ended December 31, 2012 compared to $22,350 provided by financing activities for the three months ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Cambio, Inc. v. San West, Inc. et. al. (Superior Court of California, County of San Diego, Case No. 30-2012-0006183). On or about July 5, 2012, Cambio, Inc. ("Cambio") commenced a civil action against the Company in the Superior Court of the State of California, County of San Diego, alleging damages arising out of Cambio's sale of assets to a third party in which the Company was a named defendant. A settlement Agreement was entered into in this matter on February 27, 2014, under which the Company was released in its entirety. The Company was not required to pay any damages or costs under this Settlement Agreement.

ePunk, Inc. v. Jesse Richard Gonzales et. al. (District Court, Clark County Nevada, Case No. A-12-699135-C). On April 11, 2013, the Company filed and action against certain individuals and entities including former officers Jesse Richard Gonzales and Justin Dorman (the "Defendants") alleging damages relating to certain actions involving the stock of the Company.   The Complaint was for:   Breach of Contract; Unjust Enrichment; Intentional Interference with Contract; Concert of Action; Injunctive Relief; Breach of the Implied Covenant of Good Faith and Fair Dealing; and Breach of Fiduciary Duty.   Plaintiff EPUNK, INC. prayed for judgment against Defendants, for the following: general and special damages in excess of Ten Thousand Dollars ($10,000), and in an amount to be determined at trial, For an Order from this Court enjoining Defendants from transferring or otherwise alienating EPUNK, INC. stock pending the outcome of this action, interest upon an award of damages according to law, for reasonable attorney’s fees, for costs of suit, for any such other relief as the Court may deem just and proper. This matter is still ongoing. The Company is confident that it will achieve a favorable result in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2012, the Company issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued on the date of the Agreement or $0.93 per share.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits.

Exhibit	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

3.2	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

3.3	Bylaws (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

10.1	ePunk, Inc. 2012 Stock Incentive Plan (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by the Company on May 31, 2012)

10.2

Assignment, Assumption Waiver and Termination Agreement between ePunk, Inc. and TCA Global Credit Master Fund, LP. (Incorporated by reference to the exhibit filed as part of the report on Form 10-Q filed by the Company on June 5, 2014)

31.1*	Chief Executive and Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Executive and Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_______

*	Filed Herewith
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

Blink Technologies, Inc.
(Registrant)

Dated: July 10, 2014	By	/s/ Dean Miller
Dean Miller,
Chief Executive, Financial Officer and Principal Accounting Officer

