Form 10-Q/A
period 2013-03-31
Blink Technologies, Inc.
filed 2014-07-11
CIK 1418452

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

EXPLANATORY NOTE

This 10-Q is being amended to amend certain portions of the Notes to the Condensed Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not, unless noted by date, reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

2

BLINK TECHNOLOGIES, INC.

FORM 10-Q

Item 1. Financial Statements.

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash	$7,051	$226,738
Other current assets	8,644	17,289
Total current assets	15,695	244,027

Assets from discontinued operations	130,459	152,258
Total assets	$146,154	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$4,325	$15,841
Accrued interest	21,078	11,430
Convertible notes payable	285,956	133,821
Promissory note	100,000	197,859
Liabilities from discontinued operations	418,449	150,596
Total current liabilities	829,808	509,547

Total liabilities	829,808	509,547

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at March 31, 2013 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 46,160,602 and 46,003,671 at March 31, 2013 and September 30, 2012, respectively	4,616	4,600
Deferred stock compensation	-	(56,500)
Additional paid-in capital	1,230,495	1,090,360
Accumulated deficit	(1,918,765)	(1,151,722)
Total stockholders' deficit	(683,654)	(113,262)
Total liabilities and stockholder's deficit	$146,154	$396,285

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	128,933	9,383	221,620	14,971
Operating loss	(128,933)	(9,383)	(221,620)	(14,971)

Other income (expense):
Interest expense - other	(7,499)	(7,239)	(12,339)	(13,169)
Interest expense - accretion of debt discount	-	(65,946)	-	(65,946)
Total other income (expense)	(7,499)	(73,185)	(12,339)	(79,115)
Loss before income taxes	(136,432)	(82,568)	(233,959)	(94,086)
Income tax provision (benefit)	-	-	-	-
Loss from continuing operations	(136,432)	(82,568)	(233,959)	(94,086)

Loss from discontinued operations	(243,976)	(61,610)	(533,084)	(140,675)
Net loss	$(380,408)	$(144,178)	$(767,043)	$(234,761)

Basic and diluted loss per common share:
Continuing operations	$(0.003)	$(0.003)	$(0.005)	$(0.003)
Discontinued operations	(0.005)	(0.002)	(0.012)	(0.005)
Total	$(0.008)	$(0.005)	$(0.017)	$(0.008)

Weighted average common shares outstanding - basic	46,132,022	30,048,534	46,093,985	30,028,559

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

BLINK TECHNOLOGIES (FKA: ePUNK, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Presentation

The unaudited financial statements of Blink Technologies Inc. (FKA: ePunk, Inc.) as of March 31, 2013, and for the three and six months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiary, Punk Industries, Inc. (“Punk”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2012, as filed with the Securities and Exchange Commission as part of the Company's Form 10-KA. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Note A-Organization and Going Concern

Organization

Blink Technologies, Inc. (fka ePunk, Inc.) was originally incorporated under the laws of the State of Delaware on April 27, 2007 as Sewell Ventures, Inc. On January 29, 2010, the Company was re-domiciled to the State of Nevada.

On February 10, 2014, the Company entered into a Share Exchange Agreement with and Blink Technologies, Inc., a Nevada corporation whereby the Company has agreed to issue, on a pro rata basis, a total of 24,000,000 shares of the Company’s common stock, which will represent 54.98% of the post-closing issued and outstanding shares of the Company, in exchange for all of the issued and outstanding common share capital of Blink Technologies. Blink Technologies is based in Silicon Valley and is focused on delivering consumer technology solutions that enhance and expand the experiences people enjoy every-day while using essential electronic devices such as smartphones, tablets, and TVs. On June 26, 2014, the Company issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc., dated February 10, 2014.

On April 23, 2014, ePunk, Inc., a Nevada corporation changed its name from ePunk, Inc. to Blink Technologies, Inc. The Company has submitted an application for name and symbol change with the Financial Industry Regulatory Authority (FINRA) but does not anticipate any name change to be finalized until after our Securities Exchange Act of 1934 filings are brought current.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of March 31, 2013, has an accumulated deficit of $1,918,765 and negative working capital of $814,113. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Note B – Discontinued Operations

On October 9, 2013, the Company and TCA Global Credit Master Fund executed an Assignment, Assumption Waiver and Termination Agreement as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Pursuant to the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral, (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (iii) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents and (iv) TCA’s immediately termination of the Credit Agreement and all Loan Documents.

As a result, the Company effectively ceased revenue generating activities and on October, 9, 2013, the Company impaired the full value of its fixed and intangible assets. These financial statements reflect the revenue generating activities and related financial statement items as discontinued operations.

Discontinued operations are comprised of the following balance sheet components:

	March 31, 2013	September 30, 2012

Assets:
Inventory	$23,741	$24,701
Other current assets	66,911	65,265
Property, plant and equipment, net	28,462	34,672
Intangible assets, net	8,780	9,673
Deposits	2,565	17,947
Total assets	$130,459	$152,258
Liabilities
Accounts payable and accrued liabilities	$177,051	$115,884
Accrued interest	(726)	-
Revolving credit facility, net of $0 and $265,288 discount, respectively	242,124	34,712
Total liabilities	$418,449	$150,596

Note C – Promissory Notes

Convertible Promissory Notes ("CPN")

As of March 31, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$868	$5,868
06/21/11	01/21/12	0.10	In default	2,500	356	2,856
06/24/11	01/24/12	0.10	In default	10,000	1,416	11,416
07/14/11	02/14/12	0.10	In default	10,000	1,372	11,372
07/28/11	02/28/12	0.10	In default	10,000	1,341	11,341
08/10/11	02/10/12	0.10	In default	15,263	2,004	17,267
08/19/11	02/19/12	0.10	In default	10,000	1,295	11,295
09/21/11	03/21/12	0.10	In default	21,500	2,629	24,129
10/12/11	04/12/12	0.10	In default	2,900	333	3,233
10/19/11	04/19/12	0.10	In default	7,500	838	8,338
11/09/11	05/09/12	0.10	In default	11,950	1,249	13,199
01/03/12	07/03/12	0.10	In default	11,817	1,173	12,990
02/27/12	08/27/12	0.10	In default	15,392	1,343	16,735
01/09/13	06/09/13	0.20	Current	75,021	1,332	76,353
02/08/13	08/08/13	0.20	Current	41,928	469	42,397
03/18/13	09/15/13	0.20	Current	35,185	100	35,285
				$285,956	$18,118	$304,074
Number of shares issuable upon exercise of the above debt upon default						2,270,565

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

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note (the "Note") with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with-held by the lender. The Note matured six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the Note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 200,000 shares of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount was accreted over the term of the Note, or six months on a straight line basis during our second through fourth quarters of 2012.

During the six months ended March 31, 2013, on October 3, 2012, the Company paid $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. The shares were valued on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Note.

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

Note E – Stockholders Deficit

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of March 31, 2013.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 46,160,602 shares are issued and outstanding as of March 31, 2013.

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of ePunk, Inc. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the three months ended March 31, 2013, the Company issued a total of 68,181 shares under the Plan. As of March 31, 2013, 851,931 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Services

During the three months ended March 31, 2013, the Company issued 68,181 shares of restricted common stock to four individuals in exchange for services valued at $57,612.

Note F – Subsequent Events

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.

On February 10, 2014, the Company entered into a Share Exchange Agreement with and Blink Technologies, Inc. (“Blink”), a Nevada corporation whereby the Company has agreed to issue, on a pro rata basis, a total of 24,000,000 shares of the Company’s common stock, which will represent 54.98% of the post-closing issued and outstanding shares of the Company, in exchange for all of the issued and outstanding common share capital of Blink. As a result of the change in control, Blink has been deemed the accounting acquirer resulting in a recapitalization of equity and all future financial presentation being that of Blink’s historical operations. On June 26, 2014, the Company issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc., dated February 10, 2014.

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

On February 10, 2014, we entered into a Share Exchange Agreement with Blink Technologies, Inc., a Nevada corporation whereby we agreed to issue, on a pro rata basis, a total of 24,000,000 shares of our common stock, which will represent 54.98% of the post-closing issued and outstanding shares our company, in exchange for all of the issued and outstanding common share capital of Blink Technologies. On June 26, 2014, we issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement with Blink Technologies, Inc., dated February 10, 2014.

Plan of Operation

Blink Technologies is based in Silicon Valley and is focused on delivering consumer technology solutions that enhance and expand the experiences people enjoy every-day while using essential electronic devices such as smartphones, tablets, and TVs. Our long-term business strategy is to design, deliver, and support integrated data collection, aggregation, management, and content streaming solutions that include consumer electronic data computing devices complemented by innovative software-as-a-solution (SaaS), subscription-based data management applications. While we launched BiggiFi streaming media player into the domestic streaming media market in October 2013, management’s future business plan will focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance.

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

A critical accounting policy is defined as one that is both material to the presentation of the Company's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company's financial condition and results of operations. Specifically, critical accounting estimates have the following attributes:

■	We are required to make assumptions about matters that are highly uncertain at the time of the estimate; and

■

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
Discountinued operations:
Net sales	$441,053	$757,974	$(316,921)	-41.8%
Cost of sales	293,910	662,638	(368,728)	-55.6%
Gross profit	$147,143	$95,336	$51,807	54.3%

Most revenue was generated through www.Countyimports.com and consists of sales our company's prior management, led by Jesse Gonzales, former CEO and Justin Dornan, former CFO, to fulfill orders in a timely manner resulting in the loss of confidence by potential customers. Gross margin fluctuated due to inconsistent sales patterns and product mix.

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

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing, public company costs and other general operating expenses. Excluding stock compensation, total operating expense for the three and six months ended March 31, 2013 were higher by $23,567 and 173,273, respectively when compared to the same periods in 2012.

Other Expense

	Three Months Ended March 31,
	2013	2012
Interest expense	$(7,499)	$(73,185)
Discontinued operations:
Interest expense - other	(7,227)	-
Interest expense - accretion of debt discount	(173,991)	-
Total other expense	$(188,717)	$(73,185)

	Six Months Ended March 31,
	2013	2012
Interest expense	$(7,499)	$(73,185)
Discontinued operations:
Interest expense - other	(7,227)	-
Interest expense - accretion of debt discount	(173,991)	-
Total other expense	$(188,717)	$(73,185)

Other expense consists of interest related to our outstanding notes, accretion related to the debt discount of the Gemini and TCA Notes and amortization of the beneficial conversion feature related to the Amalfi loans as a result of the Company's default on certain convertible promissory notes whereby upon default the notes become convertible into shares of common stock at the option of the holder.

Net Loss

As a result of the foregoing, our net loss for the three and six months ended March 31, 2013 was $380,408 and $767,043, respectively compared to a net loss of $144,178 and $234,761 during the three and six months ended March 31, 2012.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has an accumulated deficit of $1,918,765. As of March 31, 2013, we had current assets of $15,695 and current liabilities totaling $829,808. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date, we have financed our expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

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

Net cash used by investing activities was $0 for the three months ended December 31, 2012 compared to $26,655 used by investing activities for the six months ended March 31, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Cambio, Inc. v. San West, Inc. et. al. (Superior Court of California, County of San Diego, Case No. 30-2012-0006183). On or about July 5, 2012, Cambio, Inc. ("Cambio") commenced a civil action in the Superior Court of the State of California, County of San Diego, alleging damages arising out of Cambio's sale of assets to a third party in which the Company was a named defendant. A settlement Agreement was entered into in this matter on February 27, 2014, under which the Company was released in its entirety. The Company was not required to pay any damages or costs under this Settlement Agreement.

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

10.

1 Blink Technologies, Inc. (FKA: ePunk, Inc.) 2012 Stock Incentive Plan (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by Blink Technologies, Inc. (FKA: ePunk, Inc.). on May 31, 2012).

10.

2 Assignment, Assumption Waiver and Termination Agreement between Blink Technologies, Inc. (FKA: ePunk, Inc.) and TCA Global Credit Master Fund, LP (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended December 31, 2012, filed on June 5, 2014).

31.	1* Chief Executive and Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2* Chief Executive and Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Blink Technologies, Inc.
(Registrant)

Dated: July 10, 2014	By:	/s/ Dean Miller
Dean Miller, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

