Form 10-Q/A
period 2013-06-30
Blink Technologies, Inc.
filed 2014-07-11
CIK 1418452

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

2

BLINK TECHNOLOGIES, INC.

FORM 10-Q

Item 1. Financial Statements

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	unaudited
ASSETS
Current assets:
Cash	$2,742	$226,738
Other current assets	4,322	17,289
Total current assets	7,064	244,027

Assets from discontinued operations	103,167	152,258
Total assets	$110,231	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	7,497	$15,841
Accrued interest	30,205	11,430
Convertible notes payable	344,809	133,821
Promissory note	100,000	197,859
Liabilities from discontinued operations	435,537	150,596
Total current liabilities	918,048	509,547

Total liabilities	918,048	509,547

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at June 30, 2013 and September 30, 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 19,950,602 and 46,003,671 at June 30, 2013 and September 30, 2012, respectively	1,995	4,600
Deferred stock compensation	-	(56,500)
Additional paid-in capital	1,308,137	1,090,360
Accumulated deficit	(2,117,949)	(1,151,722)
Total stockholders' deficit	(807,817)	(113,262)
Total liabilities and stockholder's deficit	$110,231	$396,285

 The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (FKA: ePunk, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	9,569	272,105	231,189	287,076
Total operating expenses	9,569	272,105	231,189	287,076
Operating loss	(9,569)	(272,105)	(231,189)	(287,076)

Other income (expense):
Interest expense - other	(9,127)	(11,453)	(21,466)	(24,622)
Interest expense - accretion of debt discount	(75,021)	(72,366)	(75,021)	(138,312)
Total other income (expense)	(84,148)	(83,819)	(96,487)	(162,934)
Loss before income taxes	(93,717)	(355,924)	(327,676)	(450,010)
Income tax provision (benefit)	-	-	-	-
Loss from continuing operations	(93,717)	(355,924)	(327,676)	(450,010)

Loss from discontinued operations	(105,467)	(163,234)	(638,551)	(303,909)
Net loss	$(199,184)	$(519,158)	$(966,227)	$(753,919)

Basic and diluted loss per common share:
Continuing operations	$(0.003)	$(0.011)	$(0.008)	$(0.015)
Discontinued operations	(0.003)	(0.005)	(0.015)	(0.010)
Total	$(0.006)	$(0.016)	$(0.023)	$(0.025)

Weighted average common shares outstanding - basic	34,958,520	31,887,040	42,382,020	30,647,403

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

The accompanying unaudited notes are an integral part of these financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Condensed Consolidated Statement of Stockholder's Deficit
For The Nine Months Ended June 30, 2013 (Unaudited) and Year Ended September 30, 2012

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit
Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128	$-	323,272	$-	323,400
Shares issued upon the conversion of debt	3,222,664	322	-	321,944	-	322,266
Shares issued in exchange for services	915,000	91	$(113,000)	332,159	-	219,250
Shares returned from officers	(19,740,000)	(1,974)	-	1,974	-	-
Shares issued in connection with issued debt	306,837	31	-	159,137	-	159,168
Discount on Revolving credit facility due to beneficial conversion feature	-	-	-	152,065	-	152,065
Beneficial conversion feature of convertible promissory notes	-	-	-	103,727	-	103,727
Amortization of deferred stock compensation	-	-	$56,500	-	-	56,500
Net loss	-	-	-	-	(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

Shares issued in exchange for services	156,931	16	-	140,135	-	140,151
Shares returned from former officers	(26,210,000)	(2,621)	-	2,621	-	-
Accretion of debt discount related to the beneficial conversion feature of certain issued debt	-	-	-	75,021	-	75,021
Amortization of deferred stock compensation	-	-	$56,500	-	-	56,500
Net loss	-	-	-	-	(966,227)	(966,227)
Balance, June 30 2013	19,950,602	1,995	$-	$1,308,137	$(2,117,949)	$(807,817)

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of June 30, 2013, has an accumulated deficit of $2,117,949 and negative working capital of $910,984. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Discontinued operations are comprised of the following balance sheet components:

	June 30,	September 30,
	2013	2012
Assets:
Inventory	$-	$24,701
Other current assets	66,911	65,265
Property, plant and equipment, net	25,357	34,672
Intangible assets, net	8,334	9,673
Deposits	2,565	17,947
Total assets	$103,167	$152,258
Liabilities
Accounts payable and accrued liabilities	$186,832	$115,884
Accrued interest	6,581	-
Revolving credit facility, net of $0 and $265,288 discount, respectively	242,124	34,712
Total liabilities	$435,537	$150,596

Note C – Promissory Notes

Convertible Promissory Notes ("CPN")

As of June 30, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	968	$5,968
06/21/11	01/21/12	0.10	In default	2,500	405	2,905
06/24/11	01/24/12	0.10	In default	10,000	1,615	11,615
07/14/11	02/14/12	0.10	In default	10,000	1,572	11,572
07/28/11	02/28/12	0.10	In default	10,000	1,541	11,541
08/10/11	02/10/12	0.10	In default	15,263	2,308	17,571
08/19/11	02/19/12	0.10	In default	10,000	1,495	11,495
09/21/11	03/21/12	0.10	In default	21,500	3,058	24,558
10/12/11	04/12/12	0.10	In default	2,900	391	3,291
10/19/11	04/19/12	0.10	In default	7,500	988	8,488
11/09/11	05/09/12	0.10	In default	11,950	1,488	13,438
01/03/12	07/03/12	0.10	In default	11,817	1,409	13,226
02/27/12	08/27/12	0.10	In default	15,392	1,650	17,042
01/09/13	06/09/13	0.20	In default	75,021	2,828	77,849
02/08/13	08/08/13	0.20	Current	41,928	1,305	43,233
03/18/13	09/15/13	0.20	Current	35,185	802	35,987
05/22/13	11/22/13	0.20	Current	33,853	289	34,142
06/04/13	12/04/13	0.20	Current	25,000	142	25,142
				$344,809	$24,254	$369,063
Number of shares issuable upon exercise of the above debt upon default						2,608,860

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

During the three months ended June 30, 2013 and 2012, the Company recognized $2,992 and $8,377 of interest expense related to this note. During the nine months ended June 30, 2013 and 2012, the Company recognized $9,390 and $1,103 of interest expense related to this note.

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

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the nine months ended June 30, 2013, 136,931 shares of restricted common stock were issued under the Plan. As of June 30, 2013, 851,931 shares of restricted common stock have been issued under the Plan.

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

Stock Issued for Services

During the nine months ended June 30, 2013, the Company issued 136,931 shares of restricted common stock to four individuals in exchange for services valued at $121,550.

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

Most revenue was generated through www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Sales decreased as a result of the inability of our company's prior management, led by Jesse Gonzales, former CEO and Justin Dornan, former CFO, to fulfill orders in a timely manner resulting in the loss of confidence by potential customers. Gross margin fluctuated due to inconsistent sales patterns and product mix.

Operating Expenses

	Three Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$9,569	$34,005	$(24,436)	-71.9%
Stock compensation expense	-	238,100	(238,100)	-
Discontinued operations:
General and administrative	51,482	196,893	(145,411)	-73.9%
Sales and marketing	27,005	70,810	(43,805)	-61.9%
Depreciation and amortization	3,551	3,195	356	11.1%
Stock compensation expense	-	-	-	-
Total operating expenses	$91,607	$543,003	$(451,396)	-83.1

	Nine Months Ended June 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
General and administrative	$156,089	$48,976	$107,113	218.7%
Stock compensation expense	75,100	238,100	(163,000)	-
Discontinued operations:
General and administrative	257,721	379,010	(121,289)	-32.0%
Sales and marketing	91,397	121,524	(30,127)	-24.8%
Depreciation and amortization	10,654	6,375	4,279	67.1%
Stock compensation expense	121,551	-	121,551	-
Total operating expenses	$712,512	$793,985	$(81,473)	-10.3%

Excluding stock compensation expense, total operating expenses for the three and nine months ended June 30, 2013 were lower by $213,296 and $40,024, respectively compared to the three and months ended June 30, 2012. Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. We experienced an overall decrease as a result of executing restructuring initiatives designed to improve effectiveness and efficiency.

Other Expense

	Three Months Ended June 30,
	2013	2012
Interest expense	$(84,148)	$(83,819)
Discontinued operations:
Interest expense	(7,307)	-
Total other expense	$(91,455)	$(83,819)

	Nine Months Ended June 30,
	2013	2012
Interest expense	$(96,487)	$(162,934)
Discontinued operations:
Interest expense - other	(22,960)	-
Interest expense - accretion of debt discount	(265,288)	-
Total other expense	$(384,735)	$(162,934)

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. We had an accumulated deficit of $2,117,949. As of June 30, 2013, we had current assets of $7,064 and current liabilities totaling $918,048. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date, we have has financed our expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits.

Exhibit	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

3.2	Certificate of Amendment to the articles of Incorporation of ePunk, Inc. (Incorporated by reference from Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

3.3	Bylaws (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

10.1	ePunk, Inc. 2012 Stock Incentive Plan (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q filed by ePunk, Inc. on May 31, 2012).

10.2

Assignment, Assumption Waiver and Termination Agreement between ePunk, Inc and TCA Global Credit Master Fund, LP (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended December 31, 2012, , filed on June 5, 2014).

31.1*	Chief Executive and Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive and Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

______

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
Dean Miller, Chief Executive, Chief Financial Officer and Principal Accounting Officer

