Form 10-K
period 2013-09-30
Blink Technologies, Inc.
filed 2014-07-25
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

Commission File Number: 000-53564

Blink Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1395403
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5536 S. Ft. Apache #102

Las Vegas, NV 89148

(Address of principal executive offices)

(949) 903-9144

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
COMMON STOCK	OTC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 28, 2013 (based on the closing sale price of US $0.64 per share of the Registrant's common stock, as reported on Over-The-Counter Bulletin Board on that date) was approximately U.S. $12,720,385. Common stock held by each officer and director and by each person known to the Registrant to own 5% or more of the outstanding common stock has been excluded in that those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant’s common stock is listed on the Over the Counter exchange under the symbol “PUNK”.

As of July 24, 2014, there were 43,950,602 shares of the registrant’s common stock outstanding. All shares outstanding reflect the August 31, 2012 two-for-one forward stock split and the June 20, 2011 one-for-one hundred reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Blink Technologies, Inc. (fka ePunk, Inc.)

Table of Contents to the Annual Report on Form 10-K

for the Fiscal Year Ended September 30, 2013

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

As used in this report, the terms "we", "us", "our," "our company," the “Company” refer to Blink Technologies, Inc (formally ePunk, Inc.)

PART I

ITEM 1. BUSINESS.

Business

Blink Technologies, Inc. (fka ePunk, Inc.) was originally incorporated under the laws of the State of Delaware on April 27, 2007 as Sewell Ventures, Inc. On January 29, 2010, the Company was re-domiciled to the State of Nevada.

During the period covered by this report, Blink Technologies, Inc. (formerly known as ePunk, Inc.) (the “Company,” “we,” “us,” “our”) was a distributor of power sports products and accessories, including scooters, street and off-road motorcycles, all-terrain vehicles utility terrain vehicles, karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California.

On October 9, 2013, the Company assigned all of its right, title and interest in the website www.countyimports.com to TCA Global Credit Master Fund ("TCA") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. As a result, the Company effectively ceased revenue generating activities.

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

Blink Technologies, Inc. develops and markets next generation streaming consumer technology solutions that focuses on enhancing the customer experience of interacting with content and interpreting that information simply and elegantly, particularly as it relates to wellness, physicality, and performance.

Plan of Operation

The Company’s long-term business strategy is to design, deliver, and support integrated data collection, aggregation, management, and content streaming solutions that include consumer electronic data computing devices complemented by innovative software-as-a-solution (SaaS), subscription-based data management applications.

In October, 2013 Blink successfully launched the BiggiFi streaming media player into the domestic streaming media market, which began in July of 2013, with the introduction of Google’s ChromeCast product, employing a classic two-tier distribution model through leading global wholesale and reseller partners, including Tech Data and TigerDirect. Media streamers are typically a dongle-type device that plug into the HDMI port of an HD TV to allow a user to then display Web content from a computer or mobile device or from a popular video and audio applications such as Netflix, YouTube, and Pandora, as well as popular games like Angry Birds, onto the TV via Wi-Fi.

This particular market has proven to be broad-based and competitive, with some very large and well-funded players, including Google, Roku, and Amazon, taking dominate share. While the BiggiFi product has stood its ground as compared to the leading brands in industry reviews, it has been difficult to rise above the noise key competitors have generated through large budget marketing campaigns. The intense competition has, we believe, created a race to the most competitive value and put margin pressure on the smaller manufacturers. While we contend that BiggiFi is a worthy competitor, and will capture some share of the market, it is not proprietary, nor even exclusive to the Company. BiggiFi does stand out technically in some regards as it allows the smart device to become the software controller for certain games and applications. It will also soon feature the ability to allow the user to control some games and applications biometrically. BiggiFi is an interesting product, and has served to allow the Company to build and support an important sales channel, but it is not the primary consumer solution the Company will build on, nor grow with, for the future.

The Company is transitioning towards developing and delivering more proprietary and unique solutions that address specific niche markets and needs. The Company will continue to benefit from a virtual team of product design, marketing, and sales expertise that will allow it to quickly establish, grow, and defend more significant and lucrative share of targeted markets. Going forward the Company will focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance. While the BiggiFi product is mainly used to stream entertainment media and content from games and other web-based applications, next generation Blink Technology products will be integral to gathering critical data that will then generate content that can be used for important decision making, reporting, and formal presentation.

TheCompany will continue to market its technology solutions domestically and internationally through both its two-tier distribution channel model of existing and expanded partnerships, as well as by aggressively targeting and servicing certain marquee end-user clients directly to help establish beachheads in important early and self-referencing markets.

Employees

At September 30, 2013, the predecessor company, operating under ePunk, had 5 full-time employees, including Mr. Jesse Gonzales, our President, Chief Executive Officer and Director, Justin Dornan, our Treasurer, Director and Secretary and Russ Roberson, our chief IT officer.

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

Risks Related to Our Financial Position and Need for Additional Financing

We will need to secure additional financing in 2014 in order to continue to finance our operations. If we are unable to secure additional financing on acceptable terms, or at all, we may be forced to curtail or cease our operations.

Our existing cash resources are insufficient to finance even our immediate operations. Accordingly, we will need to secure additional sources of capital to develop our business and product candidates as planned. We are seeking substantial additional financing through public and/or private financing, which may include equity and/or debt financings, research grants and through other arrangements, including collaborative arrangements. As part of such efforts, we may seek loans from certain of our executive officers, directors and/or current shareholders.

If we are unable to secure additional financing in the near term, we may be forced to:

•	curtail or abandon our existing business plan;
•	default on our debt obligations;
•	file for bankruptcy;
•	seek to sell some or all of our assets; and/or
•	cease our operations.

If we are forced to take any of these steps, any investment in our common stock may be worthless.

If we raise additional capital and/or secure alternative arrangements by issuing equity, equity-related or convertible securities, the economic, voting and other rights of our existing shareholders may be diluted, and those newly issued securities may be issued at prices that are a significant discount to current and/or then prevailing market prices. In addition, any such newly issued securities may have rights superior to those of our common stock. If we obtain additional capital through collaborative arrangements, we may be required to relinquish greater rights to our technologies or product candidates than we might otherwise have or become subject to restrictive covenants that may affect our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated May 27, 2014 in connection with the audit of our financial statements as of September 31, 2012, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. The Company has sustained operating losses since inception, and, as of September 30, 2013, has an accumulated deficit of $2,221,591 and negative working capital of $864,485. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Current Adverse Economic Conditions have had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing would have a significant adverse effect on our operations.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2013 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

Risks Related to Our Common Stock

An active, liquid and orderly trading market for our common stock may not develop or continue.

We cannot offer any assurance that an active trading market for our common stock will continue or how liquid that market may be. As a result, relatively small trades may have a disproportionate impact on the price of our common stock, which may contribute to the price volatility of our common stock and could limit your ability to sell your shares.

The market price of our common stock could also be subject to wide fluctuations in response to many risk factors described in this section and other matters, including:

•	publications of clinical trial results by clinical investigators or others about our products and competitors' products and/or our industry;
•	changes by securities analysts in financial estimates of our operating results and the operating results of our competitors;
•	publications of research reports by securities analysts about us, our competitors or our industry;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	retention and departures of key personnel;
•	our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community; and
•	natural disasters, terrorist acts, acts of war or periods of widespread civil unrest.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, especially life sciences and pharmaceutical companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could have a material adverse effect on our business.

We do not intend to pay cash dividends on our common stock in the foreseeable future and, accordingly, capital appreciation of our common stock, if any, will be a shareholder's sole source of gain from an investment in our common stock.

Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our common stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our common stock to realize a return on their investments, if any, and this capital appreciation, if any, will be a shareholder's sole source of gain from an investment in the common stock.

The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. In addition, under the terms of the Northstar Loan, we are restricted from paying cash dividends to our shareholders while this loan is outstanding. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933 , if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

There may in all likelihood be little demand for shares of our common stock and as a result investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.

Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2. PROPERTIES.

The predecessor company, operating under ePunk, had principal executive offices located at 1060 Calle Negocio Suite B San Clemente, CA 92673. Beginning on May 1, 2012 the Company entered into a one-year lease for $5,232 per month.

The Company's storefront, Pacific Coast House of Rides, is located at 34105 Pacific Coast Highway, Dana Point, CA 92629. Beginning on July 15, 2011 the Company leased office space on a month to month basis for $3,800 plus a percentage of "operating expenses". Both leases have terminated.

Effective November 19, 2013, the Company changed its address to 5536 S. Ft. Apache #102, Las Vegas, NV 89148 which is being provided at no charge.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is traded on the Over the Counter Markets Group, Inc. Pink tier (the “OTC Pink”) under the symbol “PUNK”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter of active trading during the past two fiscal years as reported by the OTC Pink:

	High	Low
Fiscal Year Ended September 30, 2013
First Quarter 2013 (October 1, 2012 – December 31, 2012)	$1.13	$0.87
Second Quarter 2013 (January 1, 2013 – March 31, 2013)	$1.00	$0.48
Third Quarter 2013 (April 1, 2013 – June 30, 2013)	$.084	$0.58
Fourth Quarter 2013 (July 1, 2013 – September 30, 2013)	$0.78	$0.55

	High	Low
Fiscal Year Ended September 30, 2012
First Quarter 2012 (October 1, 2011 – December 31, 2011)	$0.60	$0.30
Second Quarter 2012 (January 1, 2012 – March 31, 2012)	$0.53	$1.11
Third Quarter 2012 (April 1, 2012 – June 30, 2012)	$1.12	$1.68
Fourth Quarter 2012 (July 1, 2012 – September 30, 2012)	$1.06	$2.07

All stock prices reflect the August 31, 2012 two-for-one forward split and the June 20, 2011 one-for-one hundred reverse stock split. On July 22, 2014, the closing price of our common stock was $0.58 per share.

Holders

As of July 24, 2014 we had 106 stockholders of record of 43,950,602 shares of our common stock. A portion of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Transfer Agent

The transfer agent and registrar for our common stock is Empire Stock Transfer Co., Inc., of 2470 St. Rose Parkway, Henderson, NV (702) 818-5898.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans. The 2012 Stock Incentive Plan (see below) is our only equity based compensation plan as of September 30, 2013.

2012 Stock Incentive Plan (Equity Compensation Plan Approved by Security Holders)

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company, Inc. and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. As of the date of this report, no issuances have been made under the Plan.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	--	--	3,061,232
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	3,061,232

_________

(1) As of September 30, 2013, 938,768 shares of restricted common stock were issued under the Plan leaving 3,061,232 shares available for restricted stock awards or to cover the shares issuable under stock option and warrant grants.

Recent Sales of Unregistered Securities

During the year ended September 30, 2013, the Company, Inc.:

•

Issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the March 19, 2012 Gemini Note. The shares were valued at the low bid price on the date of the agreement with Gemini Master Fund, Ltd. or $0.93 per share.

•	Issued 136,931 shares of restricted common stock during 2013 to four individuals in exchange for services valued at $121,550.
•	During the year ended September 30, 2012, the Company, Inc.:
•

Issued 200,000 shares of restricted common stock on April 5, 2012 to Gemini Master Fund as an inducement to loan the Company $280,000. The shares were valued on the date of the Gemini Note pursuant to ASC 470-20, Debt with Conversion and Other Options, resulting in a debt discount attributable to said common stock of $70,933.

•

Issued 106,837 shares of restricted common stock on September 25, 2012 to TCA Global Credit Master Fund, LP in conjunction with a $300,000 Revolving Promissory Note. The shares were valued on the date of the Loan pursuant to ASC 470-20, Debt with Conversion and Other Options, resulting in a debt discount attributable to said common stock of $88,235.

•

Issued 481,672 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on March 27, 2012 at $0.10 per share for total debt reduction of $48,167, including $45,400 of principle and $2,767 of accrued interest.

•

Issued 740,992 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on March 27, 2012 at $0.10 per share for total debt reduction of $74,099, including $71,397 of principle and $2,702 of accrued interest.

•

Issued 2,000,000 shares of common stock on April 5, 2012 in exchange for the conversion of debt effected on April 3, 2012 at $0.10 per share for total debt reduction of $200,000, including $194,529 of principle and $5,471 of accrued interest.

•	Issued 915,000 shares of restricted common stock in exchange for services with the fair value determined as the close price of our common stock on the date of the related agreement or $332,250.
•

The Board of Directors agreed to, and authorized on August 8, 2012, the cancellation of 19,740,000 shares of the Company’s common stock owned by Jesse Gonzalez, CEO, Justin Dornan, President and CFO and a former director. The shares were originally issued at par.

•	Sold 1,282,000 shares of restricted common stock in exchange for $323,400.

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

Each purchaser was provided with access to our filings with the US Securities and Exchange Commission (the “SEC”), including the following:

•

Our anual report to stockholders for the most recent fiscal year, the definitive proxy statement filed in connection with that annual report, and, if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

As used in this report, the terms "we", "us", "our," "our company," the “Company” refer to Blink Technologies, Inc (formally ePunk, Inc.)

Overview

Blink Technologies, Inc. (fka ePunk, Inc.) was originally incorporated under the laws of the State of Delaware on April 27, 2007 as Sewell Ventures, Inc. On January 29, 2010, the Company was re-domiciled to the State of Nevada.

During the period covered by this report, Blink Technologies, Inc. (formerly known as ePunk, Inc.) (the “Company,” “we,” “us,” “our”) was a distributor of power sports products and accessories, including scooters, street and off-road motorcycles, all-terrain vehicles utility terrain vehicles, karts and buggies through CountyImports.com and through our storefront, Pacific Coast House of Rides located in Dana Point, California.

On October 9, 2013, the Company assigned all of its right, title and interest in the website www.countyimports.com to TCA Global Credit Master Fund ("TCA") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. As a result, the Company effectively ceased revenue generating activities.

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

Blink Technologies, Inc. develops and markets next generation streaming consumer technology solutions that focuses on enhancing the customer experience of interacting with content and interpreting that information simply and elegantly, particularly as it relates to wellness, physicality, and performance.

Plan of Operation

Our long-term business strategy is to design, deliver, and support integrated data collection, aggregation, management, and content streaming solutions that include consumer electronic data computing devices complemented by innovative software-as-a-solution (SaaS), subscription-based data management applications.

In October, 2013, we successfully launched the BiggiFi streaming media player into the domestic streaming media market. Media streamers are typically a dongle-type device that plug into the HDMI port of an HD TV to allow a user to then display Web content from a computer or mobile device or from a popular video and audio applications such as Netflix, YouTube, and Pandora, as well as popular games like Angry Birds, onto the TV via Wi-Fi.

This particular market has proven to be broad-based and competitive, with some very large and well-funded players, including Google, Roku, and Amazon, taking dominate share. While the BiggiFi product has stood its ground as compared to the leading brands in industry reviews, it has been difficult to rise above the noise key competitors have generated through large budget marketing campaigns. BiggiFi is an interesting product, and has served to allow the Company to build and support an important sales channel, but it is not the primary consumer solution we will build on, nor grow with, for the future.

We are transitioning towards developing and delivering more proprietary and unique solutions that address specific niche markets and needs. We believe we will continue to benefit from a virtual team of product design, marketing, and sales expertise that will allow it to quickly establish, grow, and defend more significant and lucrative share of targeted markets. Going forward, management intends to focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance. While the BiggiFi product is mainly used to stream entertainment media and content from games and other web-based applications, next generation of our products will be integral to gathering critical data that will then generate content that can be used for important decision making, reporting, and formal presentation.

We will continue to market our technology solutions domestically and internationally through both its two-tier distribution channel model of existing and expanded partnerships, as well as by aggressively targeting and servicing certain marquee end-user clients directly to help establish beachheads in important early and self-referencing markets.

Results of Operations

Year Ended September 30, 2013 Compared with the Year Ended September 30, 2012

Revenue, COGS and Gross Profit

	Years Ended September 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change
Discontinued operations:
Net sales	$497,155	$1,964,706	$(1,467,551)	-74.7%
Cost of sales	352,108	1,691,384	(1,339,276)	-79.2%
Gross profit	$145,047	$273,322	$(128,275)	-46.9%

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

Operating Expenses

	Years Ended September 30,		Increase /	Percentage
	2013	2012	(Decrease)	Change

General and administrative	$167,739	$91,935	$75,804	82.5%
Stock compensation expense	75,100	275,750	(200,650)	-
Discontinued operations:
General and administrative	265,629	558,873	(293,244)	-52.5%
Sales and marketing	91,479	155,556	(64,077)	-41.2%
Depreciation and amortization	14,206	9,928	4,278	43.1%
Stock compensation expense	121,551	-	121,551	-
Total operating expenses	$735,704	$1,092,042	$(356,338)	-32.6%

Operating expenses consist of personnel costs, professional fees, facility costs, sales and marketing costs, public company costs, and other general operating costs. Excluding stock compensation expense, total operating expenses for the year ended September 30, 2013 were lower by $356,338 compared to the year ended September 30, 2012. The year-over-year decrease in operating expense primarily occurred during the second half of fiscal year 2013 due to executing restructuring initiatives designed to improve effectiveness and efficiency.

Other Expense

	Years Ended September 30,
	2013	2012

Interest expense - other	$(31,443)	$(35,787)
Interest expense - accretion of debt discount	(152,134)	(209,660)
Discontinued operations:
Interest expense - other	(30,347)	(550)
Interest expense - accretion of debt discount	(265,288)	(12,162)
Total other expense	$(479,212)	$(258,159)

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

Net Loss

As a result of the foregoing, our net loss for the year ended September 30, 2013 was $1,069,869 compared to a net loss of $1,076,879 during the year ended September 30, 2012.

Going Concern

In its report with respect to the Company’s financial statements for the year ended September 30, 2013, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated sufficient revenues from its operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of September 30, 2013, has an accumulated deficit of $2,221,591 and negative working capital of $864,485. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Liquidity and Capital Resources

At September 30, 2013, the Company had current assets of $19,161 and current liabilities totaling $883,646, including $484,991 of loan principle and accrued interest held by a single party and $398,655 of accounts payable and liabilities from discontinued operations. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services. Management is planning to raise necessary additional funds from those same sources.

Net cash used by operating activities was $280,040 for the year ended September 30, 2013 compared to cash used of $549,615 during the year ended September 30, 2012.

Net cash used by investing activities was $0 for the year ended September 30, 2013 compared to cash used of $40,521 during the year ended September 30, 2012.

Net cash provided by financing activities was $55,253 for the year ended September 30, 2013 compared to cash provided of $798,668 during the year ended September 30, 2012.

Contractual Obligations

The following table sets forth an overview of contractual obligations, as of September 30, 2013, that will affect our liquidity and cash flows in future periods:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Notes payable (1)	$484,991	$484,991	-	-	-

_____________

(1)  Notes payable is comprised of principle and interest due under our convertible promissory notes and promissory notes (See notes to the financial statements "NOTE D - PROMISSORY NOTES").

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note B of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Blink Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Blink Technologies, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blink Technologies, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note A to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, NV

July 25, 2014

Blink Technologies, Inc. (fka ePunk, Inc.)
Consolidated Balance Sheets

	September 30,
	2013	2012
ASSETS
Current assets:
Cash	$1,951	$226,738
Inventory	-	-
Other current assets	-	17,289
Assets from discontinued operations (Note C)	17,210	89,966
Total current assets	19,161	333,993

Assets from discontinued operations	30,139	62,292
Total assets	$49,300	$396,285

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	19,323	15,841
Accrued interest (Note D)	40,182	11,430
Convertible notes payable (Note D)	344,809	133,821
Promissory note (Note D)	100,000	197,859
Liabilities from discontinued operations (Note C)	379,332	150,596
Total current liabilities	883,646	509,547

Total liabilities	883,646	509,547

Commitments and contingencies

Stockholders' deficit (Note E):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at September 30, 2013 and 2012	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 19,950,602 and 46,003,671 at September 30, 2013 and 2012, respectively	1,995	4,600
Deferred stock compensation	-	(56,500)
Additional paid-in capital	1,385,250	1,090,360
Accumulated deficit	(2,221,591)	(1,151,722)
Total stockholders' deficit	(834,346)	(113,262)
Total liabilities and stockholder's deficit	$49,300	$396,285

The accompanying notes are an integral part of these consolidated financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Consolidated Statements of Operations
For the Years Ended September 30, 2013 and 2012

	Years Ended September 30,
	2013	2012
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	242,839	367,685
Total operating expenses	242,839	367,685
Operating loss	(242,839)	(367,685)

Non-operating income (expense):
Interest expense	(31,443)	(35,787)
Interest expense - accretion of debt discount	(152,134)	(209,660)
Total non-operating income (expense)	(183,577)	(245,447)
Loss on continuing operations	$(426,416)	$(613,132)
Discontinued operations:
Net sales	$497,155	$1,964,706
Cost of sales	(352,108)	(1,691,384)
Operating expenses	(492,865)	(724,357)
Non-operating expenses:
Interest expense	(30,347)	(550)
Interest expense - accretion of debt discount	(265,288)	(12,162)
Loss on Discontinued operations	(643,453)	(463,747)
Net loss	$(1,069,869)	$(1,076,879)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.012)	$(0.010)
Discontinued operations	(0.018)	(0.008)
Total	$(0.029)	$(0.018)

Weighted average common shares outstanding - basic	36,720,632	59,240,779

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	2,657,102	1,763,382

The accompanying notes are an integral part of these consolidated financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Consolidated Statement of Stockholder's Deficit
For The Years Ended September 30, 2013 and 2012

			Deferred	Additional		Total
	Common stock		Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	Compensation	Capital	Deficit	Deficit

Balance, September 30, 2011	60,017,170	$6,002	$-	$(303,918)	$(74,843)	$(372,759)

Shares issued for cash	1,282,000	128		323,272		323,400
Shares issued upon the conversion of debt	3,222,664	322		321,944		322,266
Shares issued in exchange for services	915,000	91	(113,000)	332,159		219,250
Shares returned from officers	(19,740,000)	(1,974)		1,974		-
Shares issued in connection with issued debt	306,837	31		159,137		159,168
Discount on Revolving credit facility due to beneficial conversion feature				152,065		152,065
Beneficial conversion feature of convertible promissory notes				103,727		103,727
Amortization of deferred stock compensation			56,500			56,500
Net loss					(1,076,879)	(1,076,879)
Balance, September 30, 2012	46,003,671	4,600	$(56,500)	$1,090,360	$(1,151,722)	$(113,262)

Shares issued in exchange for services	156,931	16		140,135		140,151
Shares returned from former officers	(26,210,000)	(2,621)		2,621		-
Accretion of debt discount related to the beneficial conversion feature of certain issued debt				152,134		152,134
Amortization of deferred stock compensation			56,500			56,500
Net loss					(1,069,869)	(1,069,869)
Balance, September 30, 2013	19,950,602	$1,995	$-	$1,385,250	$(2,221,591)	$(834,346)

The accompanying notes are an integral part of these consolidated financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2013 and 2012

	Yeas Ended September 30,
	2013	2012
Cash flows from operating activities:
Loss on continuing operations	$(426,416)	$(613,132)
Loss on discontinued operations	(643,453)	(463,747)
Reconciliation to net cash provided by (used in)
continuing operations:
Depreciation and amortization	14,206	9,928
Amortization of debt discount due to beneficial conversion feature	417,422	221,822
Common stock issued for services	196,651	275,749
Changes in assets and liabilities:
Accounts receivable	-	1,136
Inventory	24,701	(17,384)
Other current assets	65,344	(82,554)
Deposits	17,947	(6,897)
Accounts payable	10,838	107,390
Accrued interest	42,720	18,074
Net cash (used) provided by operating activities	(280,040)	(549,615)
Cash flows from investing activities:
Capital expenditures, net	-	(40,521)
Net cash used by investing activities	-	(40,521)
Net cash provided by financing activities:
Proceeds from the sale of common stock	-	323,400
Proceeds from convertible promissory notes	210,988	49,559
Proceeds from promissory notes	2,141	245,000
Payment of promissory notes	(100,000)	(82,141)
Proceeds from revolving credit facility	93,650	262,850
Payments of revolving credit facility	(151,526)	-
Net cash provided by financing activities	55,253	798,668
Net increase in cash	(224,787)	208,532
Cash - beginning of period	226,738	18,206
Cash - end of period	$1,951	$226,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$17,859

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for accrued interest	$-	$10,941
Value of common stock issued for debt principle	$-	$311,325
Value of common stock issued for services	$121,551	$219,250
Value of debt discount recorded for value of shares issued in conncetion with debt	$18,600	$159,168
Value of debt discount recorded for beneficial conversion feature	$417,422	$255,792
Value of stock issued for deferred stock compensation	$56,500	$56,500

The accompanying notes are an integral part of these consolidated financial statements

Blink Technologies, Inc. (fka ePunk, Inc.)

Notes to Consolidated Financial Statements

For the Years Ended September 30, 2013 and 2012

Note A – Organization and Going Concern

Organization

Blink Technologies, Inc. (formerly known as ePunk, Inc.) (formerly Truesport Alliances & Entertainment, Ltd.) (formerly Sewell Ventures, Inc.) (the "Company", "us", "we", "our") was incorporated under the laws of the State of Delaware on April 27, 2007.

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

Going Concern

In its report with respect to the Company’s financial statements for the year ended September 30, 2013, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated sufficient revenues from its operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing. Currently, the Company is seeking additional financing but has no commitments to obtain any such financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of September 30, 2013, has an accumulated deficit of $2,221,591 and negative working capital of $864,485. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Note B – Summary Of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Punk Industries, Inc. which are 100% consolidated in the financial statements.

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

Impairment of Long-Lived Assets

Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may not be recovered. The Company assesses recoverability of the carrying value of an asset by estimating the fair value of the asset. If the fair value is less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value (See NOTE C - DISCONTINUED OPERATIONS below).

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates (See NOTE C - DISCONTINUED OPERATIONS below).

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The Company’s financial instruments include cash and equivalents, accounts receivable, prepaid and other current assets, accounts payable, accrued liabilities and debt. The carrying amount of these financial instruments has been estimated by management to approximate fair value due to their short-term maturities.

NOTE C – DISCONTINUED OPERATIONS

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

Discontinued operations is comprised of the following balance sheet components:

	September 30,
	2013	2012
Current assets:
Inventory	-	24,701
Other current assets	17,210	65,265
Total current assets	17,210	89,966

Non current assets:
Property, plant and equipment, net	22,252	34,672
Intangible assets net of $4,613 and $2,827 of amortization, respectively	7,887	9,673
Deposits	-	17,947
Total non current assets	30,139	62,292
Total assets	$47,349	$152,258

Current liabilities:
Accounts payable and accrued liabilities	$123,240	$115,884
Accrued interest	13,968	-
Revolving credit facility, net of $0 and $265,288 discount, respectively	242,124	34,712
Total current liabilities	$379,332	$150,596

Inventory

In 2012, inventory was housed at our storefront, Pacific Coast House of Rides located in Dana Point, California and comprised of finished goods ready for resale and stated at the lower of cost or market, as determined using the average costing method. Sales from www.countyimports.com were drop shipped. Thus, related products were not recognized on the balance sheet of the Company.

Other Current Assets

Other current assets is comprised of sale proceeds held in reserve by our credit card processors as a buffer against potential customer chargeback's. The Company received the full $17,210 in February 2014.

Property, plant and equipment and Intangible Assets

Property, plant and equipment consisted of the following:

	September 30,
	2013	2012
Computer hardware	$3,255	$3,255
Furniture & fixtures	6,343	6,343
Leasehold improvements	8,000	8,000
Rental equipment	25,423	25,423
	43,021	43,021
Accumulated depreciation	(20,769)	(8,349)
Property, plant and equipment, net	$22,252	$34,672

During the years ended September 30, 2013 and 2012, the Company recognized $12,420 and $8,142, respectively of depreciation expense.

Intangible assets relates to the value of www.countyimports.com and was being amortized on a straight-line basis over seven years. As of September 30, 2013, our intangible balance consisted of $12,500 with accumulated amortization of $4,613. As of September 30, 2012, our intangible balance consisted of $12,500 with accumulated amortization of $2,827. During the years ended September 30, 2013 and 2012, the Company recorded $1,786 and $1,786, respectively of amortization expense related to this intangible asset.

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

During the years ended September 30, 2013 and 2012, the Company recognized $30,346 and $550, respectively of interest expense related to this Note and $0 and $265,288, respectively of accretion related to the debt discount.

NOTE D – PROMISSORY NOTES

Convertible Promissory Notes ("CPN")

As of September 30, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$1,068	$6,068
06/21/11	01/21/12	$0.10	In default	2,500	456	2,956
06/24/11	01/24/12	$0.10	In default	10,000	1,817	11,817
07/14/11	02/14/12	$0.10	In default	10,000	1,773	11,773
07/28/11	02/28/12	$0.10	In default	10,000	1,742	11,742
08/10/11	02/10/12	$0.10	In default	15,263	2,616	17,879
08/19/11	02/19/12	$0.10	In default	10,000	1,696	11,696
09/21/11	03/21/12	$0.10	In default	21,500	3,492	24,992
10/12/11	04/12/12	$0.10	In default	2,900	449	3,349
10/19/11	04/19/12	$0.10	In default	7,500	1,139	8,639
11/09/11	05/09/12	$0.10	In default	11,950	1,729	13,679
01/03/12	07/03/12	$0.10	In default	11,817	1,647	13,464
02/27/12	08/27/12	$0.10	In default	15,392	1,960	17,352
01/09/13	06/09/13	$0.20	In default	75,021	4,341	79,362
02/08/13	08/08/13	$0.20	In default	41,928	2,150	44,078
03/18/13	09/15/13	$0.20	In default	35,185	1,512	36,697
05/22/13	11/22/13	$0.20	Current	33,853	972	34,824
06/04/13	12/04/13	$0.20	Current	25,000	647	25,647
				$344,809	$31,206	$376,014
Number of shares issuable upon exercise of the above debt upon default						2,657,102

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

During the year ended September 30, 2013, the Company issued Amalfi Coast Capital CPNs totaling $210,986 and recorded $152,134 of expense related to the debt discount arising from the beneficial conversion feature of CPN's entering default status.

During the year ended September 30, 2012 the following activity occurred related to our convertible promissory notes:

•

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

•

Amalfi Coast Capital, the owner of the notes originally issued to Rico Italia Investments, Inc. converted $48,167, including $45,400 of principle and $2,767 of interest into 481,672 shares of common stock at a conversion price of $0.10.

•

Seacoast Advisors, Inc., the owner of the notes originally issued to Excelsior Management, LLC converted the entire balance outstanding of $74,099, including $71,397 of principle and $2,702 of interest into 740,992 shares of common stock at a conversion price of $0.10.

•	Amalfi Coast Capital, Inc. assigned $49,436 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

•	Ravello Capital Advisors Corp. assigned $150,564 of notes to the RFF Family Partnership, LP under the same terms and conditions of the original notes.

•	The RFF Family Partnership, LP converted the entire balance of the Amalfi and Ravello assigned notes above or $200,000 (i.e., $49,436 + $150,564) into 2,000,000 shares of common stock.

•	Amalfi Coast Capital loaned the Company $49,559.

•	The Company recorded $103,727 of expense related to the debt discount arising from the beneficial conversion feature of CPN's entering default status.

During the year ended September 30, 2013 and 2012, the Company incurred $20,327 and $16,511, respectively of interest expense related to the stated interest rate contained in the Company's CPNs.

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note (the "Gemini Note") with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees. The Gemini Note matured six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the Gemini Note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Gemini Note the Company issued 200,000 shares of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount was accreted over the term of the Gemini Note, or six months on a straight line basis during our second through fourth quarters of 2012.

On September 27, 2012, the Company repaid $100,000 of the Gemini Note by applying $17,859 of the payment to accrued interest and $82,141 to principle.

During the year ended September 30, 2013, the Company paid an additional $100,000 against the principle balance of the Gemini Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Gemini Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the remaining $100,000 balance remaining under the Gemini Note.

During the year ended September 30, 2013 and 2012, the Company recognized $11,117 and $17,859 of interest expense related to the Gemini Note.

NOTE E – STOCKHOLDERS DEFICIT

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of September 30, 2013.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 19,950,602 shares are issued and outstanding as of September 30, 2013.

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

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the year ended September 30, 2013 and 2012, 156,931 and 781,837 shares of restricted common stock were issued under the Plan, respectively. As of September 30, 2013, 938,768 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Stock Issued for Cash

No stock was issued for cash during the year ended September 30, 2013.

During the year ended September 30, 2012, the Company issued 1,282,000 shares of restricted common stock in private transactions in exchange for gross proceeds of $323,400,

Stock Issued in Connection With Debt Issuance

On December 13, 2012, the Company issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Gemini Note. The shares were valued at the low bid price on the date of the Agreement or $0.93 per share.

During the year ended September 30, 2012, pursuant to the Securities Purchase Agreement, Guaranty and Note with Gemini Master Fund, Ltd. as described above in NOTE D, the Company issued 200,000 shares of restricted common stock and recorded a debt discount related to the issued shares of $70,933.

In connection with the Senior Secured Revolving Credit Facility Agreement between the Company and TCA Global Credit Master Fund, LP dated as of August 31, 2012 as described above in NOTE C, the Company issued 106,837 shares of its restricted common and recorded a debt discount related to the issued shares of $88,235.

Stock Issued upon Conversion of Debt

During the year ended September 30, 2013, no convertible debt was converted into shares of common stock.

During the year ended September 30, 2012, our convertible promissory note holders converted $322,266, including $311,325 of principle and $10,941 of interest into 3,222,664 shares of common stock at a conversion price of $0.10.

Stock Issued for Services

During the year ended September 30, 2013, the Company issued 136,931 shares of restricted common stock to four individuals in exchange for services valued at $121,550.

On February 29, 2012, the Company entered into an Advisory Engagement Agreement. Pursuant to the Advisory Engagement Agreement, Consultant is to provide SEC reporting, corporate housekeeping, corporate governance, financial and business planning and money raising services. In exchange the Company agreed to pay Consultant $5,000 per month and issue up to 2,000,000 shares of restricted common stock upon the completion of certain milestones. Pursuant to the Agreement, through September 30, 2012, the Company issued to Consultant 600,000 shares of restricted common valued at the low bid price on the date of the Agreement or $0.30 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $180,000. No shares have been issued under the Advisory Engagement Agreement during the year ended September 30, 2013.

On February 15, 2012, the Company entered into a Consulting Agreement. Pursuant to the Consulting Agreement, Consultant is to provide marketing related services. In exchange the Company agreed to pay Consultant $15,000 and issue up to 500,000 shares of restricted common stock upon the completion of certain milestones. Consultant received 100,000 shares of restricted common stock pursuant to the Agreement and valued at the low bid price on the date of the Agreement or $0.355 per share. The Company recorded stock compensation during the year ended September 30, 2012 of $35,500. No shares have been issued under the Consulting Agreement during the year ended September 30, 2013.

On May 15, 2012, the Company's Board approved the issuance of 200,000 shares of restricted common stock to a Consultant. The Company and Consultant entered into a Restricted Stock Award Agreement covering such shares. Pursuant to the RSA, Consultant is to provide substantial services through March 1, 2013 at which time the shares will be deemed vested. In the event the Company or Consultant terminate their relationship prior to March 1, 2013, the shares shall be forfeited to the Company without offset. Pursuant to ASC 505-50-30, the Company recorded deferred stock compensation in the equity portion of the balance sheet and is amortizing the fair value of the stock over the vesting period, or ten months at $11,300 per month. During the year ended September 30, 2012, the Company recognized $56,500 of expense related to this issuance with $56,500 remaining to be expensed. During the year ended September 30, 2013, the Company recognized $56,500 of expense related to this issuance.

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

On May 22, 2014, Steve Dowdell resigned as a director of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

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

Management's Annual Report on Internal Control over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

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

Changes in Internal Controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2013. There was no change in the Company’s internal control over financial reporting identified in that evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than what has been reported above.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of all of our directors and executive officers. We have a Board comprised of one member. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

NAME	AGE	POSITION	DIRECTOR OR OFFICER SINCE
Dean Miller	57	President, CEO, CFO Secretary, Director	February 20, 2014
Robert Gilbert	55	Treasurer, Director	February 20, 2014
Thomas Hanna	57	Director	June 3, 2014

Former Officers and Directors

Frank J. Drechsler, our Secretary and Director since June 15, 2011, resigned on January 30, 2012. Richard Jesse Gonzales, our CEO and Director since June 15, 2011, resigned on June 4, 2013. Justin Matthew Dornan, our CFO and Director since June 15, 2011, resigned on June 4, 2013. Sean Clarke, our President, Treasurer and Secretary since June 4, 2013, resigned on February 27, 2014. Steve Dowdell, our Director since February 27, 2014, resigned on May 22, 2014.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Dean Miller. Mr. Miller has over 30 years of experience as a successful manager and entrepreneur. Mr. Miller holds a Bachelor of Arts Degree from Michigan State University in Communications and Marketing. Mr. Miller has achieved success primarily in technology industries, including computer software, hardware, peripherals, and services. Mr. Miller has helped build and manage startup and mature operations, including teams at Digital Research, Symantec Corporation, Hitachi PC, and FieldSync Mobile Solutions. Mr. Miller is currently a director and CEO/President of Blink Technologies, Inc. Dean resides in East Lansing, Michigan.

Robert Gilbert. Mr. Gilbert has over 30 years of experience as a successful entrepreneur. Mr. Gilbert holds a Bachelor of Science Degree from Bentley University in Business Administration and Marketing. Mr. Gilbert has achieved success in many industries including insurance and financial services as well as restaurant and hospitality. Mr. Gilbert has managed, owned and operated a number of successful restaurants, including the award winning Chowderheads Restaurant Group in New England, and Café Bluefish in Ft Lauderdale. Mr. Gilbert is currently a Senior Agent Manager at HealthMarkets Insurance, a successful full service Insurance brokerage firm. Mr. Gilbert is a Director for Blink Technologies, Inc., and resides in Ft. Lauderdale, Florida.

Thomas Hanna. Mr. Hanna has served as District Manager/Hydrogeologist for Johnson Screens, a Durango, Colorado corporation. Mr. Hanna has over 30 years of expertise in science and engineering. Mr. Hanna holds a Bachelor of Science Degree in Geology from Michigan State University. He also holds a Master of Science Degree from Western Michigan University. Mr. Hanna has authored numerous technical papers and has been an instructor and invited lecturer for many engineering organizations and universities.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners holding greater than ten percent of the Company’s Common Stock have not been complied with during the period ended September 30, 2013.

Code of Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and do not have any plans to adopt one in the near future unless the Board of Directors deems one necessary.

Corporate Governance

Our board consists of three directors. The following directors were independent under the independence standards of the NYSE Amex during the past fiscal year: Thomas Hanna.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by the Chief Executive Officer, Chief Financial Officer and other most highly-compensated executive officers who were serving as executive officers during the fiscal year ended September 30, 2013 and 2012 and 2011:

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Sean Clarke, Former CEO, CFO, Director (1)	2013	4,500	-	-	-	-	-	-	4,500
	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

Jesse Gonzales, Former President, CEO and Director (2)	2013	108,529	-	-	-	-	-	-	108,529
	2012	118,055	-	-	-	-	-	6,645	124,700
	2011	-	-	-	-	-	-	25,964	25,964

Justin Dornan, Former Treasurer, CFO and Director(3)	2013	38,310	-	-	-	-	-	-	-
	2012	58,800	-	-	-	-	-	1,600	58,800
	2011	-	-	-	-	-	-	1,600	1,600

Scott Ence, Former President, CEO, CFO and Director(4)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000

Keoka Quipolta Former Vice President of Marketing and Director(5)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	11,591	-	-	-	-	-	-	11,591

Brent Stuchlik, Former President and Director(6)	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	2011	40,000	-	-	-	-	-	-	40,000

_______________

(1)  Sean Clarke served as our President, Chief Executive Officer, Secretary and Director from June 4, 2013 to February 27, 2014.

(2)  Jesse Gonzales served as our President, Chief Executive Officer and Director from June 20, 2011 until June 4, 2013.

(3)  Justin Dornan served as our Treasurer, Chief Financial Officer and Director from June 20, 2011 until June 4, 2013.

(4)  Scott Ence served as our Chairman President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board of Directors from December 16, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Ence. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

(5)  Keoka Quipolta served as our Vice President of Marketing and Director from February 2, 2010 until March 4, 2011. During 2011, the Company accrued $11,591 of compensation for Mr. Quipolta. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

(6)  Brent Stuchlik served as our President and Director from February 2, 2010 until June 15, 2011. During 2011, the Company accrued $40,000 of compensation for Mr. Stuchlik. This liability was assumed by Seven Base Consulting, LLC as of April 22, 2011, the date of the Agreement and Plan of Reorganization.

Outstanding Equity Awards at Fiscal Year End

The Company does not have any outstanding equity awards.

Aggregated Option Exercises and Fiscal Year-End Option Values

None.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Director Compensation

The Company did not and does not currently have an established policy to provide compensation to members of its board of directors for their services in that capacity. The Company intends to develop such a policy in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information regarding the beneficial ownership of our common stock as of July 24, 2014 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;
•	each of our named executive officers;
•	each of our directors; and
•	all directors and named executive officers as a group.

Name and Address of the Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class
Executive Officers and Directors
Dean Miller, CEO, CFO, Secretary and Director	1,600,000	3.6%
700 Walbridge Drive
East Lansing, MI 48823
Robert Gilbert, Director	602,667	1.4%
901 N Birch Rd. C-6
Ft. Lauderdale, FL 33304
All Executive officers and Directors as a group	2,202,667	5.0%

5.0% or Greater Shareholders
Fred Angelopolous	2,200,000	5.0%
2328 Santa Catlina Street
Palo Alto, CA 94303
Amadou K Diallo	2,925,000	6.7%
29251 Via San Sebastian
Laguan Niguel, CA 92677
Lester and Ross, Ltd.	5,858,138	13.3%
2711 Centerville Rd. Ste 400
Wilmington, DE 19808

Directors, officers and 5% shareholders as a group	13,185,805	30.0%

________________

(1)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of Company common stock.

(2)  Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 43,950,602 shares of Common Stock issued and outstanding on a fully diluted basis as of July 24, 2014. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have issued any equity based compensation under our 2012 Stock Incentive Plan.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $ .0001, and 25,000,000 shares of preferred stock, par value $ .0001, of which none of the preferred stock are issued and outstanding.

 Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

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

Director Independence

Please refer to “Corporate Governance” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

LL Bradford and Co. (“LL Bradford”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended September 30, 2013. To the knowledge of management, neither such firm nor any of its owners has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by LL Bradford during the years ended September 30, 2013 and 2012:

	Year Ended
	September 30,
	2013	2012
Audit fees	$17,000	$18,303
Audit-related fees	-	-
Tax fees	-	-
Total fees	$17,000	$18,303

Audit Fees

Audit fees for the years ended September 31, 2013 and 2012, totaled $17,000 and $18,303, respectively and consist of the aggregate fees billed by LL Bradford for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q.

Audit-Related Fees

There were no audit-related fees billed by LL Bradford for the years ended September 30, 2013 and 2012.

Tax Fees

There were no tax related fees billed by LL Bradford for the years ended September 30, 2013 and 2012.

All Other Fees

There were no other fees billed by LL Bradford for the years ended September 30, 2013 and 2012.

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

3.1	Articles of Incorporation (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

3.2	Amended Articles of Incorporation (incorporated by reference from our Report on Form 8-K filed on February 8, 2010)

3.3	Amended and Restated Articles of Incorporation (incorporated by reference from our Report on Form 8-K filed on April 28, 2010)

3.4	Amended Articles of Incorporation (incorporated by reference from our Report on Form 8-K filed on June 22, 2011)

3.5	Bylaws (incorporated by reference from our Report on Form SB-2 filed on October 11, 2007)

10.1	Form of Stock Purchase Agreement dated June 15, 2011 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

10.2	Form of employment agreement between Jesse Gonzales and the Company (Incorporated by reference from Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on February 14, 2013).

10.3	Form of employment agreement between Justin Dornan and the Company (Incorporated by reference from Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on February 14, 2013).

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

10.6

Operating Agreement between ePunk, Inc and San West, Inc. for the management and operation relating to the business of County Imports dated May 28, 2013 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 21, 2013).

10.7

Restricted common stock cancellation: Jesse Gonzales cancelled 13,000,000 shares; Justin Dornan cancelled 7,910,000 shares and Frank Dreschler cancelled 5,300,000 shares (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 21, 2013).

10.8*	Assignment, Assumption, Waiver and Termination Agreement between ePunk, Inc. and TCA Global Credit Master Fund, LP.

13.1	Annual report to shareholders for the fiscal year ended September 30, 2009 and organizational and financial information (Incorporated by reference filed with the Company’s Form 8-K on April 27, 2010).

16.1	Change in certifying accountant (Incorporated by reference filed with the Company’s Form 8-K on January 26, 2010).

17.1	Election of new Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on February 5, 2010).

17.2	Resignation of directors Todd Youren on 10/14/10, David Thistle on 10/29/10, Michael Dobbins on 12/29/10 (Incorporated by reference filed with the Company’s Form 8-K on March 11, 2011).

17.3	Removal of Kekoa Quipotla from the Board of Directors (Incorporated by reference filed with the Company’s Form 8-K on March 15, 2011).

17.4	Officer and Director resignation letter of Scott Ence (Incorporated by reference from Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

17.5	Director resignation letter of Bret Stuchlik (Incorporated by reference from Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 22, 2011).

20.1	Announcing the merger between Sewell Ventures, Inc, and Seven Base Consulting, LLC on December 16, 2010 (Incorporated by reference filed with the Company’s Form 8-K on January 11, 2010).

20.2	Disclosure of certain information of Seven Base Consulting, LLC (Incorporated by reference filed with the Company’s Form 8-K on January 20, 2010).

20.3	Appointment of Eddie Wenrick as Interim CEO for a three month term (Incorporated by reference filed with the Company’s Form 8-K on January 25, 2010).

20.4	Board vote not to approve extend the contract of Interim CEO Eddie Wenrick (Incorporated by reference filed with the Company’s Form 8-K on May 13, 2010).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

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

Blink Technologies, Inc. (Registrant)

Dated: July 25, 2014	By:	/s/ Dean Miller
Dean Miller, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dean Miller	Chief Executive Officer	July 25, 2014
Dean Miller	(Principle Executive Officer) Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Robert Gilbert	Director	July 25, 2014
Robert Gilbert

/s/ Thomas Hanna	Director	July 25, 2014
Thomas Hanna

