Form 10-Q
period 2013-12-31
Blink Technologies, Inc.
filed 2014-08-11
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 6, 2014 the registrant had outstanding 43,950,602 shares of common stock, $.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

Blink Technologies, Inc.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item1. Financial Statements.

Blink Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash	$2,748	$1,951
Assets from discontinued operations	17,210	17,210
Total current assets	19,958	19,161
Assets from discontinued operations	-	30,139
Total assets	$19,958	$49,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25,974	$19,323
Accrued interest	50,160	40,182
Convertible notes payable	344,809	344,809
Promissory note	100,000	100,000
Liabilities from discontinued operations	124,722	379,332
Total current liabilities	645,665	883,646
Total liabilities	645,665	883,646

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued and outstanding at December 31, 2013 and September 30, 2013	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; issued and outstanding 19,950,602 at December 31, 2013 and September 30, 2013	1,995	1,995
Additional paid-in capital	1,444,102	1,385,250
Accumulated deficit	(2,071,804)	(2,221,591)
Total stockholders' deficit	(625,707)	(834,346)
Total liabilities and stockholder's deficit	$19,958	$49,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2013	2012
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	7,968	92,686
Operating loss	(7,968)	(92,686)

Other income (expense):
Interest expense	(9,978)	(4,840)
Interest expense - accretion of debt discount	(58,852)	-
Total other income (expense)	(68,830)	(4,840)
Loss from continung operations	(76,798)	(97,526)
Income tax provision (benefit)	-	-
Net loss from continuing operations	(76,798)	(97,526)

Gain (loss) from discontinued operations	226,585	(289,108)
Net income (loss)	149,787	(386,634)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.004)	$(0.002)
Discontinued operations	0.011	(0.006)
Total	$0.008	$(0.008)

Weighted average common shares outstanding - basic	19,950,602	46,057,164

The shares listed below were not included in the computation of diluted losses per share because to do so would have been antidilutive for the periods presented:

Convertible promissory notes	2,705,376	1,473,994

The accompanying notes are an integral part of these unadudited condensed consolidated financial statements

Blink Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Loss on continuing operations	$(76,798)	$(97,526)
Income (loss) on discontinued operations	226,585	(289,108)
Reconciliation to net cash provided by (used in) continuing operations:
Depreciation and amortization	-	3,551
Accretion of debt discount	58,852	91,897
Common stock issued for services	-	116,438
Gain on forgivness of debt	(256,092)	-
Impairment of assets	29,507	-
Changes in assets and liabilities:
Accounts receivable	-	(4,353)
Inventory	-	960
Other current assets	-	2,628
Accounts payable	8,765	93,386
Accrued interest	9,978	11,124
Net cash provided (used) by operating activities	797	(71,003)

Cash flows from investing activities:
Capital expenditures, net	-	-
Net cash used by investing activities	-	-

Net cash provided by financing activities:
Proceeds from promissory notes	-	2,141
Payment of promissory note	-	(100,000)
Proceeds from revolving credit facility	-	93,650
Payments of revolving credit facility	-	(151,526)
Net cash used by financing activities	-	(155,735)
Net increase (decrease) in cash	797	(226,738)
Cash - beginning of period	1,951	226,738
Cash - end of period	$2,748	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Value of common stock issued for services	$-	$82,538
Value of debt discount recorded for beneficial conversion feature	$58,852	$91,897
Value of stock issued for deferred stock compensation	$-	$33,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. as of December 31, 2013, and for the three months ended December 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and include our wholly-owned subsidiary, Punk Industries, Inc. (“Punk”). Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding sales and marketing activities, the Company has sustained operating losses since inception, and, as of December 31, 2013, has an accumulated deficit of $2,071,804 and negative working capital of $625,707. The Company will continue to use capital and may not be profitable for the foreseeable future. These factors raise doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of common stock. There is no assurance that the Company will be successful in raising this additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects.

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

Note B – Discontinued Operations

On October 9, 2013, the Company and TCA Global Credit Master Fund ("TCA") executed an Assignment, Assumption Waiver and Termination Agreement (the "Assignment Agreement") as a result of the default by the Company under the Credit Agreement for failure to make principle and interest payments. Under the Assignment Agreement the Company assigned all of its right, title and interest in the website www.countyimports.com in consideration for (i) the TCA’s waiver of its rights to foreclose upon the Collateral (as defined in the Credit Agreement), (ii) TCA’s immediate release and discharge of all liens and security interests currently held in favor of TCA against the Company, (ii) TCA’s immediate release and discharge of all obligations owed by the Company under and pursuant to the Credit Agreement and all Loan Documents (as defined therein) and (iii) TCA’s immediately termination of the Credit Agreement and all Loan Documents. As a result, the Company effectively ceased revenue generating activities and on October, 9, 2013, the Company impaired the full value of its fixed and intangible assets. These financial statements reflect the revenue generating activities and related financial statement items as discontinued operations.

Discontinued operations are comprised of the following balance sheet components:

	December 31,	September 30,
	2013	2013
Current assets:
Other current assets	17,210	17,210
Total current assets	17,210	17,210

Non current assets:
Property, plant and equipment, net	-	22,252
Intangible assets net of $4,613 and $2,827 of amortization, respectively	-	7,887
Total non current assets	-	30,139
Total assets	$17,210	$47,349

Current liabilities:
Accounts payable and accrued liabilities	$124,722	$123,240
Accrued interest	-	13,968
Revolving credit facility, net of $0 and $265,288 discount, respectively	-	242,124
Total current liabilities	$124,722	$379,332

Note C – Promissory Notes

Convertible Promissory Notes ("CPN")

As of December 31, 2013, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$1,169	$6,169
06/21/11	01/21/12	$0.10	In default	2,500	506	3,006
06/24/11	01/24/12	$0.10	In default	10,000	2,019	12,019
07/14/11	02/14/12	$0.10	In default	10,000	1,975	11,975
07/28/11	02/28/12	$0.10	In default	10,000	1,944	11,944
08/10/11	02/10/12	$0.10	In default	15,263	2,924	18,187
08/19/11	02/19/12	$0.10	In default	10,000	1,898	11,898
09/21/11	03/21/12	$0.10	In default	21,500	3,925	25,425
10/12/11	04/12/12	$0.10	In default	2,900	508	3,408
10/19/11	04/19/12	$0.10	In default	7,500	1,290	8,790
11/09/11	05/09/12	$0.10	In default	11,950	1,970	13,920
01/03/12	07/03/12	$0.10	In default	11,817	1,886	13,703
02/27/12	08/27/12	$0.10	In default	15,392	2,270	17,662
01/09/13	06/09/13	$0.20	In default	75,021	5,854	80,875
02/08/13	08/08/13	$0.20	In default	41,928	2,996	44,924
03/18/13	09/15/13	$0.20	In default	35,185	2,221	37,406
05/22/13	11/22/13	$0.20	In default	33,853	1,655	35,508
06/04/13	12/04/13	$0.20	In default	25,000	1,151	26,151
				$344,809	$38,160	$382,969
Number of shares issuable upon exercise of the above debt upon default						2,705,376

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

During the three months ended December 31, 2013 and 2012, the Company recognized $58,852 and $0 of expense related to the debt discount arising from the beneficial conversion feature of CPN's entering default status. During the three months ended December 31, 2013 and 2012, the Company recognized $6,953 and $2,698, respectively, of interest expense related to the stated interest rate contained in the Company's CPNs.

Non-Convertible Promissory Notes

On March 19, 2012, the Company entered into a Securities Purchase Agreement, Guaranty and Note (the "Note") with Gemini Master Fund, Ltd. under which the Company issued a promissory note with a face amount of $280,000 and received net proceeds of $245,000. The net proceeds include a $30,000 original issue discount ("OID") and $5,000 in documentary fees associated with the note and with held by the lender. The Note matured six months from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the Note is subject to a penalty of 130% of the then outstanding principle and increase in the interest rate to twenty four percent (24%) per annum. In connection with the Note the Company issued 200,000 shares of restricted common stock. Pursuant to ASC 470-20-25, the Company recorded a debt discount of $105,933 including $70,933 attributable to the 200,000 shares of common stock and $35,000 to the OID and documentary fees. The debt discount was accreted over the term of the Note, or six months on a straight line basis during our second through the fourth quarter of 2012.

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

During the three months ended December 31, 2013 and 2012, the Company recognized $3,025 and $2,142, respectively of interest expense related to this note.

Note D – Stockholders Deficit

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of December 31, 2013.

Common Stock

The Company has authorized 200,000,000 shares of $0.0001 par value common stock available for issuance. 19,950,602 shares are issued and outstanding as of December 31, 2013.

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

On May 10, 2012 ("Effective Date"), the Company's Board of Directors and Majority Shareholders adopted the 2012 Stock Incentive Plan. (the "Plan")(See Exhibit 10.1 to the Company's December 31, 2011 Form 10-Q filed with the SEC on May 31, 2012). The purpose of the plan is to facilitate the ability of the Company and its subsidiaries to attract, motivate and retain eligible employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities. The Company may issue each of the following under the Plan: incentive options, nonqualified options, Director shares, stock appreciation rights, restricted stock and deferred stock rights, other types of awards and performance-based awards as approved by the Board. No Award shall be granted pursuant to the Plan ten years after the Effective Date. Stock options to purchase shares of our common stock expire no later than ten years after the date of grant. The total number of shares available under the Plan is four million (4,000,000). In any fiscal year, the total number of shares that may be covered by awards made to an employee may not exceed 1,000,000 plus the aggregate amount of such individual’s unused annual share limit as of the close of the preceding fiscal year, and the maximum amount of cash that may be payable to an employee pursuant to performance-based cash awards made under Section 10 of the Plan is $1,000,000 plus the aggregate amount of such individual’s unused annual dollar limit as of the close of the preceding fiscal year. During the year ended September 30, 2013 and 2012, 156,931 and 781,837 shares of restricted common stock were issued under the Plan, respectively. As of December 31, 2013, 938,768 shares of restricted common stock have been issued under the Plan.

The Company measures and records stock-based compensation awards to employees pursuant to guidance in ASC 718 Compensation-Stock Compensation. The Company measures and records stock-based compensation awards to non-employees pursuant to guidance in ASC 505-50 Equity-Based Payments to Non-Employees.

Note E – Subsequent Events

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note A of Notes to Financial Statements as filed with our Form 10-K describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Results of Operations

Three Months Ended December 31, 2013 Compared with the Three Months Ended December 31, 2012

Revenue, COGS and Gross Profit

	Three Months Ended December 31,
	2013	2012
Discontinued operations:
Net sales	$-	$329,453
Cost of sales	-	225,586
Gross profit	$-	$103,867

Revenue in 2012 was generated through www.Countyimports.com and consists of sales of scooters, ATV’s, UTV’s, motorcycles and parts and accessories. Sales decreased as a result of assigning all of the Company's right, title and interest in the website www.Countyimports.com to TCA Global Credit Master Fund in exchange for their release of all claims due under the Credit Agreement.

Operating Expenses

	Three Months Ended December 31,
	2013	2012
General and administrative	$7,968	$40,186
Stock compensation expense	-	52,500
Discontinued operations:
General and administrative	-	186,613
Sales and marketing	-	38,550
Depreciation and amortization	-	3,551
Stock compensation expense	-	63,938
Total operating expenses	$7,968	$385,338

As a result of the assignment www.Countyimports.com and resulting decrease in operating activities, operating expenses declined to reflect only those administrative costs required to maintain the corporate entity.

Other Income (Expense)

	Three Months Ended December 31,
	2013	2012
Interest expense	$(9,978)	$(4,840)
Interest expense - accretion of debt discount	(58,852)	-
Discontinued operations:
Interest expense	-	(8,426)
Interest expense - accretion of debt discount	-	(91,897)
Gain on forgivness of debt	256,092	-
Impairment of assets	(29,507)	-
Total other income (expense)	$157,755	$(105,163)

"Interest expense" consists of interest related to our outstanding notes. "Interest expense - accretion of debt discount" relates to the amortization of the debt discount resulting from the beneficial conversion feature of our convertible notes due to Amalfi Coast Capital. Under discontinued operations, "interest expense" consists of interest related to our outstanding TCA notes. "Interest expense - accretion of debt discount" relates to the amortization of the debt discount resulting from the beneficial conversion feature of our convertible note due to TCA. As a result of the assignment of County Imports to TCA, and resulting note forgiveness, the Company recorded a gain and an impairment of the net book value of our fixed and intangible assets.

Net Loss

As a result of the foregoing, the Company recognized net income of $149,787 for the three months ended December 31, 2013 compared to a net loss of $386,634 during the three months ended December 31, 2012.

Liquidity and Capital Resources

At December 31, 2013, the Company had current assets of $19,958 and current liabilities totaling $645,665, including $494,969 of loan principle and accrued interest held by a single party. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from loans, sales of our common stock for cash and issuances of our common stock in exchange for services. Management is planning to raise necessary additional funds from those same sources.

Net cash provided by operating activities was $797 for the three months ended December 31, 2013 compared to cash used of $71,003 during the three months ended December 31, 2012.

Net cash used by financing activities was $0 for the three months ended December 31, 2013 compared to cash used of $155,735 during the three months ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

ePunk, Inc. v. Jesse Richard Gonzales et. al. (District Court, Clark County Nevada, Case No. A-12-699135-C). On April 11, 2013, the Company filed and action against certain individuals and entities including former officers Jesse Richard Gonzales and Justin Dorman (the "Defendants") alleging damages relating to certain actions involving the stock of the Company. The Complaint was for: Breach of Contract; Unjust Enrichment; Intentional Interference with Contract; Concert of Action; Injunctive Relief; Breach of the Implied Covenant of Good Faith and Fair Dealing; and Breach of Fiduciary Duty. Plaintiff EPUNK, INC. prayed for judgment against Defendants, for the following: general and special damages in excess of Ten Thousand Dollars ($10,000), and in an amount to be determined at trial, For an Order from this Court enjoining Defendants from transferring or otherwise alienating EPUNK, INC. stock pending the outcome of this action, interest upon an award of damages according to law, for reasonable attorney’s fees, for costs of suit, for any such other relief as the Court may deem just and proper. This matter is still ongoing . The Company is confident that it will achieve a favorable result in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note C - Promissory Notes". As of December 31, 2013, the Company is in default on all outstanding debt, including $494,969 of principal and accrued interest.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

17

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

10.8

Assignment, Assumption Waiver and Termination Agreement between ePunk, Inc. and TCA Global Credit Master Fund, LP. (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended December 31, 2012, , filed on June 5, 2014).

31.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

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

Blink Technologies, Inc. (Registrant)

Dated: August 11, 2014	By:	/s/ Dean Miller
Dean Miller
Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer)

19