Form 10-Q
period 2014-03-31
Blink Technologies, Inc.
filed 2014-11-25
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Common Stock, $0.0001 par value per share

(Title of Class)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 3, 2014 the registrant had outstanding 47,749,757 shares of common stock, $0.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Blink Technologies, Inc.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements and Notes to Interim Financial Statements.

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

3

BLINK TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Interim Financial Statements

For the three and six month period ended March 31, 2014

Blink Technologies, Inc.
(formerly ePunk, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$1,791	$51
Accounts receivable	34,200	-
Total current assets	35,991	51
Total assets	$35,991	$51

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$201,848	$61,115
Accounts payable - related party	116,763	11,533
Accrued interest	61,279	-
Convertible notes payable	344,809	-
Promissory note	129,506	-
Total current liabilities	854,205	72,648
Total liabilities	854,205	72,648

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; issued and outstanding no shares at March 31, 2014 and September 30, 2013, respectively.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 43,950,602 and 24,000,000 at March 31, 2014 and September 30, 2013, respectively.	4,395	2,400
Additional paid-in capital	2,832,365	3,438,198
Accumulated (deficit)	(3,654,974)	(3,513,195)
Total stockholders' equity (deficit)	(818,214)	(72,597)
Total liabilities and stockholder's equity (deficit)	$35,991	$51

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.
(formerly ePunk, Inc.)
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales	$-	$-	$23,155	$-
Cost of sales	-	-	27,637	31,925
Gross profit	-	-	(4,482)	(31,925)

Operating expenses:
General and administrative	67,456	1,038	109,043	6,506
Sales and marketing	(10,075)	-	23,149	-
Total operating expenses	57,381	1,038	132,192	6,506
Operating loss	(57,381)	(1,038)	(136,674)	(38,431)

Other income (expense):
Interest expense	(6,672)	-	(6,672)	-
Debt settlement - related party	1,567	(75,000)	1,567	(75,000)
Total other expense	(5,105)	(75,000)	(5,105)	(75,000)
Net loss before income tax provision	(62,486)	(76,038)	(141,779)	(113,431)
Income tax provision (benefit)	-	-	-	-
Net loss	$(62,486)	$(76,038)	$(141,779)	$(113,431)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and fully diluted	32,838,273	69,505,000	26,394,438	69,505,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.
(formerly ePunk, Inc.)
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(141,779)	$(113,431)
Adjustments to reconcile net loss to net cash operating activities
Common stock issued for services	-	75,000
Changes in operating assets and liabilities:
Accounts receivable	(34,200)	-
Inventory	-	29,109
Due to related party	105,230	-
Accounts payable and accrued liabilities	36,311	-
Accrued interest	6,672	-
Net cash used in operating activities	(27,766)	(9,322)

Net cash provided by financing activities:
Proceeds from promissory notes	29,506	-
Net cash provided by financing activities	29,506	-
Net decrease in cash	1,740	(9,322)
Cash - beginning of period	51	10,131
Cash - end of period	$1,791	$809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Taxes paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL NON-CASH DISCLOSURES
Liabities assumed in merger	$80,860	$-
Notes payable assumed in merger	$444,809	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.

(formerly ePunk, Inc.)

 Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. as of March 31, 2014, and for the three and six months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Note 1 – Organization, Recent Accounting Pronouncements and Going Concern

Organization

Blink Technologies, Inc. (fka ePunk, Inc.)(the "Company", "we", "us" and "our") was originally incorporated under the laws of the State of Delaware on April 27, 2007 as Sewell Ventures, Inc. On January 29, 2010, the Company was re-domiciled to the State of Nevada.

On February 10, 2014, the Company (the "Legal Acquirer") entered into a Share Exchange Agreement ("Merger") with Blink Technologies, Inc. ("Blink Technologies", "Accounting Acquirer"), a Nevada corporation whereby the Company agreed to issue, on a pro rata basis, a total of 24,000,000 shares of the Company’s common stock, which represented 54.98% of the post-closing issued and outstanding shares of the Company, in exchange for all of the issued and outstanding common share capital of Blink Technologies. On June 26, 2014, the Company issued 24,000,000 shares of common stock due and allocated as of February 10, 2014, to sixty nine shareholders of record in accordance with the terms and conditions of the Share Exchange Agreement dated February 10, 2014. As a result, the Company (i) became the 100% parent of Blink Technologies; (ii) assumed the operations of Blink Technologies; (iii) changed its name from ePunk, Inc. to Blink Technologies, Inc. ; (iv) dissolved the original Blink Technologies, Inc. Nevada entity; and (v) experienced a change in control. The terms and conditions of the Merger give rise to reverse merger accounting whereby Blink Technologies is deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Blink Technologies prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Blink Technologies. Our financial statements include the assets and liabilities of both the Company (fka ePunk, Inc.) and Blink Technologies. The merger was accounted for under recapitalization accounting whereby the equity of Blink Technologies is presented as the equity of the combined enterprise and the capital stock account of Blink Technologies was adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in the business combination (19,950,602 shares). Shares retained by the Legal Acquirer (19,950,602 shares) are reflected as an issuance as of the reverse merger date (February 10, 2014) for the historical amount of the net liabilities of the Company.

Blink Technologies is based in Silicon Valley and is focused on delivering consumer technology solutions that enhance and expand the experiences people enjoy every-day while using essential electronic devices such as smartphones, tablets, and TVs.

Recent Accounting Pronouncements

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities. In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity. The amendments are effective for the Company’s financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period. The Company has adopted the amendments and does not present inception-to-date information in the statements of operations, statement of changes in stockholders' deficit and statements of cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its results of operations and financial position.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding business activities, the Company has sustained operating losses since inception, and, as of March 31, 2014, has an accumulated deficit of $3,654,974 and negative working capital of $818,214. The Company will continue to use capital and may not be profitable for the foreseeable future.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management is planning to raise necessary additional funds for working capital through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. If adequate funds are not available on reasonable terms or at all, it would result in a material adverse effect on the Company’s business, operating results, financial condition and prospects. Should the Company be unable to raise sufficient capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 2 – Accounts Receivable

Accounts receivable of $34,200 as of March 31, 2014 represents the sale of 600 units of BiggiFi product to our distributor. The sale is subject to $11,045 of price protection which liability is included in accounts payable.

Note 3 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $201,848 as of March 31, 2014 is comprised of $11,045 due to our distributor for pricing protection related to the sale of 600 units of the BiggiFi product, $56,767 due to an individual pursuant to a settlement agreement, $55,867 due to various vendors primarily related to professional services and $78,169 related to the discontinued operations of ePunk.

Accounts payable and accrued liabilities as of September 30, 2013 was $61,115, and reflects $56,767 due to an individual pursuant to a settlement agreement and $4,348 related to operating expenses.

Note 4 – Related Party Transactions

A related party with respect to the Company is generally defined as any person (i) (and, if a natural person, inclusive of his or her immediate family) that holds 10% or more of the Company’s securities, (ii) that is part of the Company’s management, (iii) that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

On September 1, 2013, the Company and Dean Miller entered into a Consulting Agreement whereby Mr. Miller will serve as the non-employee chief executive officer of the Company ("CEO") for an initial term of six months and successive three month periods unless terminated by either party on ninety days prior written notice. Mr. Miller is entitled to $9,000 per month and reimbursement of all Company related expenses paid directly by Mr. Miller. In addition, on September 15, 2013, Mr. Miller received 1,600,000 shares of restricted common stock (5,000,000 pre-merger shares). During the three and six months ended March 31, 2014, the Company accrued $27,000 and $54,000, respectively of compensation. No consulting related payments have been made to Mr. Miller.

Additionally, Mr. Miller has made payments for general operating costs on behalf of the Company. During the three and six months ended March 31, 2014, Mr. Miller paid $22,648 and $67,915, respectively. During the six months ended March 31, 2014, the Company reimbursed $12,750. As of March 31, 2014, the balance owed totaled $55,165.

Note 5 – Promissory Notes

Convertible Promissory Notes ("CPN") Assumed in Merger

As of March 31, 2014, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default	$5,000	$1,268	$6,268
06/21/11	01/21/12	$0.10	In default	2,500	556	3,056
06/24/11	01/24/12	$0.10	In default	10,000	2,216	12,216
07/14/11	02/14/12	$0.10	In default	10,000	2,172	12,172
07/28/11	02/28/12	$0.10	In default	10,000	2,141	12,141
08/10/11	02/10/12	$0.10	In default	15,263	3,225	18,488
08/19/11	02/19/12	$0.10	In default	10,000	2,095	12,095
09/21/11	03/21/12	$0.10	In default	21,500	4,349	25,849
10/12/11	04/12/12	$0.10	In default	2,900	565	3,465
10/19/11	04/19/12	$0.10	In default	7,500	1,438	8,938
11/09/11	05/09/12	$0.10	In default	11,950	2,205	14,155
01/03/12	07/03/12	$0.10	In default	11,817	2,119	13,936
02/27/12	08/27/12	$0.10	In default	15,392	2,574	17,966
01/09/13	06/09/13	$0.20	In default	75,021	7,334	82,355
02/08/13	08/08/13	$0.20	In default	41,928	3,823	45,751
03/18/13	09/15/13	$0.20	In default	35,185	2,915	38,100
05/22/13	11/22/13	$0.20	In default	33,853	2,322	36,175
06/04/13	12/04/13	$0.20	In default	25,000	1,644	26,644
				$344,809	$44,961	$389,770
Number of shares issuable upon exercise of the above debt upon default						2,752,567

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

During the three months ended March 31, 2014, the Company recognized $3,703 of interest expense related to the stated interest rate contained in the Company CPNs.

Non-Convertible Promissory Notes Assumed in Merger

$100,000

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

On each of September 27, 2012 and October 3, 2012, the Company paid $100,000 against the principle balance of the Note and issued 20,000 shares of restricted common stock to Gemini Master Fund, Ltd. in exchange for their not exercising the default terms of the Note. On December 31, 2012, Gemini sold and Amalfi Coast Capital purchased the $100,000 balance remaining under the Note.

During the three months ended March 31, 2014, the Company recognized $1,611 of interest expense related to the Note.

Non-Convertible Promissory Notes

$29,506

On January 15, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Gemini Finance Group (the “Gemini”), a private corporation. Pursuant to the Loan Agreement, the Company received proceeds of $29,506 and issued a 24% Secured Promissory Note (the “Secured Note”) due on April 30, 2014, with interest compounded daily. The Note is secured by substantially all Company assets. The Company assigned all interest and right to the $34,200 receivable from our sale of 600 BiggiFi units to Gemini as repayment of the Secured Note. During the three months ended March 31, 2014, the Company recorded $1,358 of interest expense on the Secured Note.

Note 6 – Stockholders’ (Deficit)

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of March 31, 2014.

Common Stock

On February 10, 2014, the Company authorized the issuance of 19,950,602 pursuant to its merger agreement dated the same. See note 7.

Note 7 – Merger

On February 10, 2014, the Company (fka ePunk, Inc.) (the "Legal Acquirer") entered into a Share Exchange Agreement ("Merger") with Blink Technologies, Inc., ("Blink Technologies", “Accounting Acquirer”) whereby the Company issued 24,000,000 shares of common stock representing 54.98% of the post-closing issued and outstanding shares in exchange for all 75,000,000 issued and outstanding common shares of Blink Technologies. As a result, the Company (i) became the 100% parent of Blink Technologies; (ii) assumed the operations of Blink Technologies; (iii) changed its name from ePunk, Inc. to Blink Technologies, Inc.; (iv) dissolved the original Blink Technologies, Inc. Nevada entity; and (v) experienced a change in control. The terms and conditions of the Merger give rise to reverse merger accounting whereby Blink Technologies is deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Blink Technologies prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Blink Technologies. Our financial statements include the assets and liabilities of both the Company and Blink Technologies. The merger was accounted for under recapitalization accounting whereby the equity of Blink Technologies is presented as the equity of the combined enterprise and the capital stock account of Blink Technologies is adjusted to reflect the par value of the outstanding stock of the Legal Acquirer after giving effect to the number of shares issued in the business combination (19,950,602 shares). Shares retained by the Legal Acquirer (19,950,602 shares) are reflected as an issuance as of the reverse merger date (February 10, 2014) for the historical amount of the net liabilities of the Company.

The unaudited pro forma financial information should be read in conjunction with the Company's financial statements and notes thereto.

Note 8 – Subsequent Events

On April 23, 2014, ePunk, Inc., a Nevada corporation changed its name from ePunk, Inc. to Blink Technologies, Inc. The Company has submitted an application for name and symbol change with the Financial Industry Regulatory Authority (FINRA) but does not anticipate any name change to be finalized until after our Securities Exchange Act of 1934 filings are brought current.

On June 2, 2014, our Secured Note due to Gemini was repaid in full by Gemini’s collection of the proceeds from our sale of 600 BiggiFi units.

On June 5, 2014, the Board approved (the “Approval Date”) the issuance of 500,000 shares of common stock to one of our Directors in exchange for their services. The shares were issued on October 15, 2014. The common stock was valued at $0.56 per share, the fair market value of our shares on the Approval Date, for total compensation expense of $280,000. The Company recorded $280,000 of expense on the Approval Date as the shares were issued with no performance requirements.

On June 10, 2014, the Company reimbursed Mr. Miller, CEO, $21,616 as partial repayment towards outstanding expense s paid on behalf of the Company.

On August 18, 2014, the Company issued 128,000 shares of common stock in satisfaction of $56,767 due to an individual pursuant to a settlement agreement. The fair value of the shares was $75,520, or $18,753 greater than the related liability. The Company recorded an $18,753 loss related to this issuance.

On August 27, 2014, Amalfi converted $165,116 of CPN’s, including $133,821 or principal and $31,295 of accrued interest into 1,651,155 shares of common stock.

On September 30, 2014, the Company and Amalfi entered into a CPN for amounts previously recorded as accrued liabilities for expenses paid on behalf of the Company by Amalfi totaling $18,561. The note includes a maturity date six to seven months from the date of issuance, eight percent (8%) per annum interest rate, no requirement for any payments prior to maturity, and the right to convert the outstanding principle and interest in to into fully paid and non-assessable shares of the Company's common stock at a fixed conversion price of $0.20 per share upon default.

On October 15, 2014, the Company issued 350,000 shares of common stock upon the conversion of convertible promissory notes totaling $70,000.

On September 8, 2014, the Board approved (the “Approval Date”) the issuance of 420,000 shares of common stock to one of our Directors in exchange for their services. The shares were issued on October 15, 2014. The common stock was valued at $0.38 per share, the fair market value of our shares on the Approval Date, for total compensation expense of $159,600. The Company recorded $159,600 of expense on the Approval Date as the shares were issued with no performance requirements.

On September 8, 2014, the Board approved (the “Approval Date”) the issuance of 750,000 shares of common stock in exchange for product marketing related services. The shares were issued on October 15, 2014. The common stock was valued at $0.38 per share, the fair market value of our shares on the Approval Date, for total compensation expense of $285,000. The Company recorded $285,000 of expense on the Approval Date as the shares were issued with no performance requirements.

Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” “our company” refers to Blink Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated July 25, 2014, in connection with the audit of our financial statements as of September 30, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 1 to the unaudited financial statements for the period ended March 31, 2014 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Business

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

This particular market has proven to be broad-based and competitive, with some very large and well-funded players, including Google, Roku, and Amazon, taking dominate share. While the BiggiFi product, we contend, has stood its ground as compared to the leading brands in industry reviews, it has been difficult to rise above the noise key competitors have generated through large budget marketing campaigns. The intense competition has, we believe, created a race to the most competitive value and put margin pressure on the smaller manufacturers. While we contend that BiggiFi is a worthy competitor, and will capture some share of the market, it is not proprietary, nor even exclusive to the Company. BiggiFi does stand out technically in some regards as it allows the smart device to become the software controller for certain games and applications. It will also soon feature the ability to allow the user to control some games and applications biometrically. BiggiFi is an interesting product, and has served to allow our company to build and support an important sales channel, but it is not the primary consumer solution our management intends to primarily rely upon, nor grow with, for the future.

The Company is transitioning towards developing and delivering more proprietary and unique solutions that address specific niche markets and needs. Management believes we will continue to benefit from a virtual team of product design, marketing, and sales expertise that will allow it to quickly establish, grow, and defend more significant and lucrative share of targeted markets. Going forward, management will focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance. While the BiggiFi product is mainly used to stream entertainment media and content from games and other web-based applications, our next generation products will be integral to gathering critical data that will then generate content that can be used for important decision making, reporting, and formal presentation.

We will continue to market its technology solutions domestically and internationally through both its two-tier distribution channel model of existing and expanded partnerships, as well as by aggressively targeting and servicing certain marquee end-user clients directly to help establish beachheads in important early and self-referencing markets.

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

Results of Operations

Three and Six Months Ended March 31, 2014 Compared with the Three and Six Months Ended March 31, 2013

Revenue, COGS and Gross Profit

 During the three months ended March 31, 2014 or 2013, we did not produce revenue. During the six months ended March 31, 2014, we produced gross revenue of $34,200 and $0. During the six months ended March 31, 2014, we issued a credit for pricing protection to our distributor of $11,045 and recognized cost of goods of $27,637 resulting in negative gross profit of $4,482. During the six months ended March 31, 2013, we adjusted inventory for legacy product comprised of cables and adaptors and recognized a loss of $31,925.

Operating Expenses

Operating expenses increased by $56,343 to $57,381 for the three months ended March 31, 2014 compared to $1,038 for the three months ended March 31, 2013. Operating expenses increased by $125,686 to $132,192 for the six months ended March 31, 2014 compared to $6,506 for the six months ended March 31, 2013. The increase in operating expenses is due to us positioning ourselves to begin meaningful operations and compliance with regulatory filing requirements.

Other Income (Expense)

Other expense for the three months ended March 31, 2014 and 2013 was $5,105 and $75,000, respectively, compared to other expense of $5,105 and $75,000 during the six months ended March 31, 2014 and 2013, respectively. The decrease in other expense during 2014 is due to the 2013 issuance of 500,000 shares of common stock valued at $0.15 per share as partial settlement pursuant to an agreement reached by our company and marketing partner.

Net Loss

As a result of the foregoing, we recognized a net loss of $62,486 and $76,038 for the three months ended March 31, 2014 and 2013, respectively. We recognized a net loss of $141,779 and $113,431 for the six months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

At March 31, 2014, we had current assets of $35,991 and current liabilities totaling $854,205. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date, we have financed our expenses primarily from loans, sales of our common stock for cash and issuances of our shares of common stock in exchange for services. Management is planning to raise necessary additional funds from those same sources.

Net cash used by operating activities was $27,766 for the six months ended March 31, 2014 compared to $9,322 during the six months ended March 31, 2013.

Net cash provided by financing activities was $29,506 for the six months ended March 31, 2014 compared to $0 during the six months ended March 31, 2013.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

ePunk, Inc. v. Jesse Richard Gonzales et. al. (District Court, Clark County Nevada, Case No. A-12-699135-C). On April 11, 2013, the Company filed and action against certain individuals and entities, including former officers Jesse Richard Gonzales and Justin Dorman (the "Defendants"), alleging damages relating to certain actions involving the stock of the Company. The Complaint was for: Breach of Contract; Unjust Enrichment; Intentional Interference with Contract; Concert of Action; Injunctive Relief; Breach of the Implied Covenant of Good Faith and Fair Dealing; and Breach of Fiduciary Duty. Plaintiff EPUNK, INC. prayed for judgment against Defendants, for the following: general and special damages in excess of Ten Thousand Dollars ($10,000), and in an amount to be determined at trial, For an Order from this Court enjoining Defendants from transferring or otherwise alienating EPUNK, INC. stock pending the outcome of this action, interest upon an award of damages according to law, for reasonable attorney’s fees, for costs of suit, for any such other relief as the Court may deem just and proper. This matter is still ongoing. The Company is confident that it will achieve a favorable result in this matter.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2014, the Company (fka ePunk, Inc.) entered into a Share Exchange Agreement ("Merger") with Blink Technologies, Inc., ("Blink Technologies" whereby the Company issued 24,000,000 shares of common stock representing 54.98% of the post-closing issued and outstanding shares in exchange for all 75,000,000 issued and outstanding common shares of Blink Technologies. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note 5 –Promissory Notes". As of March 31, 2014, the Company is in default on debt principal of $444,809 and accrued interest of $59,921.

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

____________

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

Blink Technologies, Inc. (Registrant)

Dated: November 25, 2014	By:	/s/ Dean Miller
Dean Miller
Chief Executive Officer, Principal Financial Officer

