Form 10-Q
period 2014-06-30
Blink Technologies, Inc.
filed 2014-11-26
CIK 1418452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 23, 2014 the registrant had outstanding 47,749,757 shares of common stock, $0.0001 par value per share. The registrant’s common stock is listed under the symbol “PUNK.PK”.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Blink Technologies, Inc.

FORM 10-Q

EX-31.1	Management Certification

EX-32.1	Sarbanes-Oxley Act

PART 1 – FINANCIAL INFORMATION

Item1. Interim Financial Statements and Notes to Interim Financial Statements.

General

The accompanying reviewed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

3

BLINK TECHNOLOGIES, INC.

Unaudited Condensed Consolidated Interim Financial Statements

For the three and nine month period ended June 30, 2014

Blink Technologies, Inc.
(formerly ePunk, Inc.)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$30,255	$51
Accounts receivable	-	-
Total current assets	30,255	51
Total assets	$30,255	$51

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$217,316	$61,115
Accounts payable - related party	133,652	11,533
Accrued interest	71,139	-
Convertible notes payable	488,078	-
Promissory note	100,000	-
Total current liabilities	1,010,185	72,648
Total liabilities	1,010,185	72,648

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; issued and outstanding no shares at June 30, 2014 and September 30, 2013, respectively.	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and outstanding 44,450,602 and 24,000,000 at June 30, 2014 and September 30, 2013, respectively.	4,445	2,400
Additional paid-in capital	3,112,315	3,438,198
Accumulated (deficit)	(4,096,690)	(3,513,195)
Total stockholders' equity (deficit)	(979,930)	(72,597)
Total liabilities and stockholder's equity (deficit)	$30,255	$51

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc. (formerly ePunk, Inc.) Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales	$-	$-	$23,155	$-
Cost of sales	-	(1,222)	27,637	30,703
Gross profit	-	1,222	(4,482)	(30,703)

Operating expenses:
General and administrative	101,472	5,734	210,515	12,241
Share-based compensation	280,000	-	280,000	-
Sales and marketing	46,509	-	69,658	-
Total operating expenses	427,981	5,734	560,173	12,241
Operating loss	(427,981)	(4,512)	(564,655)	(42,944)

Other income (expense):
Interest expense	(13,735)	-	(20,407)	-
Debt settlement - related party	-	-	1,567	(75,000)
Total other expense	(13,735)	-	(18,840)	(75,000)
Net loss before income tax provision	(441,716)	(4,512)	(583,495)	(117,944)
Income tax provision (benefit)	-	-	-	-
Net loss	$(441,716)	$(4,512)	$(583,495)	$(117,944)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and fully diluted	44,087,588	69,505,000	32,270,237	69,505,000

The accompanying notes are an integral part of these unaudited condensed consolidated  financial statements

Blink Technologies, Inc. (formerly ePunk, Inc.) Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(583,495)	$(117,944)
Adjustments to reconcile net loss to net cash operating activities
Common stock issued for services	280,000	-
Common stock issued for debt settlement	-	75,000
Changes in operating assets and liabilities:
Inventory	-	28,327
Due to related party	122,119	-
Accounts payable and accrued liabilities	51,778	4,598
Accrued interest	16,533	-
Net cash used in operating activities	(113,065)	(10,019)

Net cash provided by financing activities:
Proceeds from convertible promissory notes	143,269	-
Proceeds from promissory notes	29,506	-
Payments of promissory notes	(29,506)	-
Net cash provided by financing activities	143,269	-
Net decrease in cash	30,204	(10,019)
Cash - beginning of period	51	10,131
Cash - end of period	$30,255	$112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES
Liabities assumed in merger	$80,860	$-
Notes payable assumed in merger	$444,809	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Blink Technologies, Inc.

(formerly ePunk, Inc.)

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation

The unaudited financial statements of Blink Technologies, Inc. as of June 30, 2014, and for the three and nine months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding business activities, the Company has sustained operating losses since inception, and, as of June 30, 2014, has an accumulated deficit of $4,096,690 and negative working capital of $979,930. The Company will continue to use capital and may not be profitable for the foreseeable future.

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

Note 2 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $217,316 as of June 30, 2014 is comprised of $11,045 due to our distributor for pricing protection related to the sale of 600 units of the BiggiFi product, $56,767 due to an individual pursuant to a settlement agreement, $28,418 for professional services, $42,917 due to various vendors primarily related to professional services and marketing costs and 78,169 related to the discontinued operations of ePunk.

Accounts payable and accrued liabilities as of September 30, 2013 was $61,115, and reflects $56,767 due to an individual pursuant to a settlement agreement and $4,348 related to operating expenses.

Note 3 – Related Party Transactions

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

On September 1, 2013, the Company and Dean Miller entered into a Consulting Agreement whereby Mr. Miller will serve as the non-employee chief executive officer of the Company ("CEO") for an initial term of six months and successive three month periods unless terminated by either party on ninety days prior written notice. Mr. Miller is entitled to $9,000 per month and reimbursement of all Company related expenses paid directly by Mr. Miller. In addition, on September 15, 2013, Mr. Miller received 1,600,000 shares of restricted common stock (5,000,000 pre-merger shares). During the three and nine months ended June 30, 2014, the Company accrued $27,000 and $81,000, respectively of compensation. No consulting related payments have been made to Mr. Miller.

Additionally, Mr. Miller has made payments for professional services, general operating costs and inventory directly and on behalf of the Company. During the three and nine months ended June 30, 2014, Mr. Miller paid $8,294 and $71,209 for such expenses and received reimbursement of $34,366 during the nine months ended June 30, 2014.

Note 4 – Promissory Notes

Convertible Promissory Notes ("CPN")

As of June 30, 2014, the Company had the following CPNs:

Date of:		Conversion			Accrued	Total
Issuance	Maturity	Price	Status	Principle	Interest	Outstanding
01/28/11	07/28/11	$0.10	In default - Assumed in merger	$5,000	1,368	$6,368
06/21/11	01/21/12	$0.10	In default - Assumed in merger	2,500	605	3,105
06/24/11	01/24/12	$0.10	In default - Assumed in merger	10,000	2,415	12,415
07/14/11	02/14/12	$0.10	In default - Assumed in merger	10,000	2,372	12,372
07/28/11	02/28/12	$0.10	In default - Assumed in merger	10,000	2,341	12,341
08/10/11	02/10/12	$0.10	In default - Assumed in merger	15,263	3,529	18,792
08/19/11	02/19/12	$0.10	In default - Assumed in merger	10,000	2,295	12,295
09/21/11	03/21/12	$0.10	In default - Assumed in merger	21,500	4,778	26,278
10/12/11	04/12/12	$0.10	In default - Assumed in merger	2,900	623	3,523
10/19/11	04/19/12	$0.10	In default - Assumed in merger	7,500	1,588	9,088
11/09/11	05/09/12	$0.10	In default - Assumed in merger	11,950	2,444	14,394
01/03/12	07/03/12	$0.10	In default - Assumed in merger	11,817	2,354	14,171
02/27/12	08/27/12	$0.10	In default - Assumed in merger	15,392	2,881	18,273
01/09/13	06/09/13	$0.20	In default - Assumed in merger	75,021	8,830	83,851
02/08/13	08/08/13	$0.20	In default - Assumed in merger	41,928	4,659	46,587
03/18/13	09/15/13	$0.20	In default - Assumed in merger	35,185	3,617	38,802
05/22/13	11/22/13	$0.20	In default - Assumed in merger	33,853	2,998	36,851
06/04/13	12/04/13	$0.20	In default - Assumed in merger	25,000	2,142	27,142
04/30/14	10/30/14	$0.20	Current	12,600	168	12,768
05/10/14	11/10/14	$0.20	Current	55,669	622	56,291
05/27/14	11/27/14	$0.20	Current	75,000	559	75,559
				$488,078	$53,188	$541,266
Number of shares issuable upon exercise of the above debt upon default						3,523,405

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

During the three and nine months ended June 30, 2014, the Company entered into three CPNs on April 30, May 10 and May 27, 2014 totaling $143,269 on the terms as described above. During the three and nine months ended June 30, 2014, the Company recognized $8,227 and $11,930, respectively, of interest expense related to the stated interest rate contained in the Company CPNs.

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

During the three and nine months ended June 30, 2014, the Company recognized $2,992 and $4,603, respectively, of interest expense related to the Note.

Non-Convertible Promissory Notes

$29,506

On January 15, 2014, the Company entered into a Loan Agreement (the “Loan Agreement”) with Gemini Finance Group (the “Gemini”), a private corporation. Pursuant to the Loan Agreement, the Company received proceeds of $29,506 and issued a 24% Secured Promissory Note (the “Secured Note”) due on April 30, 2014, with interest compounded daily. The Note is secured by substantially all Company assets. The Company assigned all interest and right to the $34,200 receivable from our sale of 600 BiggiFi units to Gemini as repayment of the Secured Note. On June 2, 2014, Gemini collected the amount due from the sale in full satisfaction of the Secured Note. During the three and nine months ended June 30, 2014, the Company recorded $2,516 and $3,875 of interest expense on the Secured Note.

Note 5 – Stockholders Deficit

Preferred Stock

The Company has authorized 25,000,000 shares of $0.0001 par value preferred stock available for issuance. No shares of preferred stock have been issued as of June 30, 2014.

Common Stock

On February 10, 2014, the Company authorized the issuance of 19,950,602 pursuant to its merger agreement dated the same. See note 6.

On June 5, 2014 (the “Approval Date”), the Board approved the issuance of 500,000 shares of common stock to one of our Directors in exchange for their services. The shares were issued on October 15, 2014. The common stock was valued at $0.56 per share, the fair market value of our shares on the Approval Date, for total compensation expense of $280,000. The Company recorded $280,000 of expense and common stock payable in the equity section of our balance sheet on the Approval Date. The shares were issued with no performance requirements.

Note 6 – Merger

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

Note 7 – Subsequent Events

On August 18, 2014, the Company issued 128,000 shares of common stock in satisfaction of $56,767 due to an individual pursuant to a settlement agreement. The estimated fair value of the shares was $75,520, or $18,753 greater than the related liability. The Company recorded an $18,753 loss on settlement related to this issuance.

On August 27, 2014, Amalfi converted $165,116 of CPN’s, including $133,821 or principal and $31,295 of accrued interest into 1,651,155 shares of common stock at a conversion rate of $0.10 per share.

On September 8, 2014, the Company authorized the issuance of 420,000 shares of common stock to one of our Directors in exchange for their services. The estimated fair value of the grant totaled $159,600 and is based on the market value on the date of grant of $0.38.

On September 8, 2014, the Company authorized the issuance of 750,000 shares of common stock in exchange for product marketing related services. The estimated fair value of the grant totaled $285,000 and is based on a market value on the date of grant of $0.38 per share.

On September 30, 2014, the Company issued a CPN in the amount of $18,561 to Amalfi for amounts previously recorded as accrued liabilities. The note is convertible at a conversion rate of $0.20 per share, bears interest at a rate of 8% per annum, and matures six to seven months from the date of issuance.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated July 25, 2014, in connection with the audit of our financial statements as of September 30, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern and Note 1 to the unaudited financial statements for the period ended June 30, 2014 also describes the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Business

Our long-term business strategy is to design, deliver, and support integrated data collection, aggregation, management, and content streaming solutions that include consumer electronic data computing devices complemented by innovative software-as-a-solution (SaaS), subscription-based data management applications.

In October, 2013 we successfully launched the BiggiFi streaming media player into the domestic streaming media market, which began in July of 2013, with the introduction of Google’s ChromeCast product, employing a classic two-tier distribution model through leading global wholesale and reseller partners, including Tech Data and TigerDirect. Media streamers are typically a dongle-type device that plug into the HDMI port of an HD TV to allow a user to then display Web content from a computer or mobile device or from a popular video and audio applications such as Netflix, YouTube, and Pandora, as well as popular games like Angry Birds, onto the TV via Wi-Fi.

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

The Company is transitioning towards developing and delivering more proprietary and unique solutions that address specific niche markets and needs. Management believes we will continue to benefit from a virtual team of product design, marketing, and sales expertise that will allow it to quickly establish, grow, and defend more significant and lucrative share of targeted markets. Going forward management will focus on and deliver next-generation integrated consumer technology solutions that collect, aggregate, manage, and help make sense of data critical to maximizing user experiences, improving subject wellness, and optimizing personal performance. While the BiggiFi product is mainly used to stream entertainment media and content from games and other web-based applications, our next generation products will be integral to gathering critical data that will then generate content that can be used for important decision making, reporting, and formal presentation.

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

Results of Operations

Three and Nine Months Ended June 30, 2014 Compared with the Three and Nine Months Ended June 30, 2013

Revenue, COGS and Gross Profit

During the three months ended June 30, 2014 or 2013, we did not produce revenue. During the nine months ended June 30, 2014, the Company produced gross revenue of $34,200 and $0. During the nine months ended June 30, 2014, we issued a credit for pricing protection to our distributor of $11,045 and recognized cost of goods of $27,637 resulting in negative gross profit of $4,482. During the nine months ended June 30, 2013, we adjusted inventory for legacy product comprised of cables and adaptors and recognized a loss of $30,703.

Operating Expenses

Operating expenses increased by $422,247 to $427,981 for the three months ended June 30, 2014 compared to $5,734 for the three months ended June 30, 2013. Operating expenses increased by $547,932 to $560,173 for the nine months ended June 30, 2014 compared to $12,241 for the nine months ended June 30, 2013. The increase in operating expenses is due to $280,000 of stock compensation for shares to be issued to one of our directors and the Company positioning itself to begin meaningful operations and compliance with its regulatory filing requirements.

Other Income (Expense)

Other expense for the three months ended June 30, 2014 and 2013 was $13,735 and $0, respectively, compared to other expense of $18,840 and $75,000 during the nine months ended June 30, 2014 and 2013, respectively. The nine month decrease in other expense during 2014 is due to the 2013 issuance of 500,000 shares of common stock valued at $0.15 per share as partial settlement pursuant to an agreement reached by our company and marketing partner offset by higher interest expense as a result of the assumption of debt in the Merger and issuance of new debt subsequent to the Merger.

Net Loss

As a result of the foregoing, we recognized a net loss of $441,716 and $4,512 for the three months ended June 30, 2014 and 2013, respectively. We recognized a net loss of $583,495 and $117,944 for the nine months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

At June 30, 2014, we had current assets of $30,255 and current liabilities totaling $1,010,185. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date we have financed our expenses primarily from loans, sales of our common stock for cash and issuances of our shares of common stock in exchange for services. Management is planning to raise necessary additional funds from those same sources.

Net cash used by operating activities was $113,065 for the nine months ended June 30, 2014 compared to $10,019 during the nine months ended June 30, 2013.

Net cash provided by financing activities was $143,269 for the nine months ended June 30, 2014 compared to $0 during the nine months ended June 30, 2013.

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

Item 3. Defaults Upon Senior Securities.

Please refer to the financial statement footnotes, "Note 4 –Promissory Notes". As of June 30, 2014, the Company is in default on debt principal of $444,809 and accrued interest of $69,790.

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

_____________

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

Blink Technologies, Inc. (Registrant)

Dated: November 26, 2014	By:	/s/ Dean Miller
Dean Miller
Chief Executive Officer, Principal Financial Officer

