Form 10-Q/A
period 2014-06-30
Blink Technologies, Inc.
filed 2014-12-11
CIK 1418452

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed November 26, 2014 in order to amend the cover page. The Company is amending the cover page to indicate that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. In all other material respects this Amended Quarterly Report on Form 10-Q is unchanged from the Quarterly Report on Form 10-Q filed by the Company on November 26, 2014.

2

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

31.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chairman of the Board, Chief Executive Officer and Chief Financial Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

101.SCH **	XBRL Taxonomy Extension Schema Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

101.CAL **

XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

101.DEF **

XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

101.PRE **

XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to the exhibits filed as part of the report on Form 10-Q for the quarter ended June 30, 2014, filed on November 26, 2014).

_________________

* Filed Herewith

** XBRL (Extensible Business Reporting Language) information previously furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blink Technologies, Inc. (Registrant)

Dated: December 11, 2014	By:	/s/ Dean Miller
Dean Miller
Chief Executive Officer, Principal Financial Officer

4